Form 10QSB
period 2000-03-31
INETVISIONZ COM INC
filed 2000-05-18
CIK 1102997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number 000-28845

                              INETVISIONZ.COM, INC.

        (Exact name of small business issuer as specified in its charter)

      DELAWARE                                      33-0285179
      ----------------------------         ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)       Identification No.)

            19951 Mariner Ave., Torrance, California                  90503
            ---------------------------------------------        ---------------
            (Address of Principal Executive Offices)                (Zip Code)

               Registrant's telephone number, including area code:
                                 (310) 921-1999

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No

       The issuer had 11,207,626 shares outstanding as at March 31, 2000.

Transitional Small Business Disclosure Format (check one):

                                    Yes      No X

                              INETVISIONZ.COM, INC.

                                      INDEX

                                                                                                   PAGE NO.
                                                                                                 ------------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                              3

         Letter from Accountant                                                                           3

         Comparative Consolidated Balance Sheets
                  for the 3 months ended March 31, 2000 (unaudited) and December 31, 1999                 4

         Comparative Unaudited Consolidated Statements of Operations
                  for the 3 months ended March 31, 2000 and March 31, 1999                                6

         Comparative Unaudited Consolidated Statements of Cash Flows
                  for the 3 months ended March 31, 2000 and March 31, 1999                                7

         Notes to Unaudited Consolidated Financial Statements                                             8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.             17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                                                19

Item 2. Changes in Securities and Use of Proceeds.                                                        19

Item 3. Defaults Upon Senior Securities.                                                                  19

Item 4. Submission of Matters to a Vote of Security Holders.                                              19

Item 5. Other Information.                                                                                19

Item 6. Exhibits and Reports of Form 8-K.                                                                 19
         (a)      Exhibits
         (b)      Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.

                         Independent Accountants' Report

We have reviewed the accompanying consolidated balance sheet of Inetvisionz, Inc. as of March 31, 2000, and the related statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

KABANI & COMPANY, INC

CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley
May 12, 2000

INETVISIONZ.COM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                            (Unaudited)
                                                               March 31      December 31
                                                                   2000             1999
                                                                   ----             ----
ASSETS
CURRENT ASSETS
         Cash                                                   $43,605           $1,000
         Cash-restricted                                              -          107,957
         House Accounts receivable,
           net of allowance for doubtful accounts
           of $112,941                                          690,674          333,639
         Common stock receivable                                      -           50,000
         Other current assets                                    10,635           23,220
                                                         --------------     ------------
              Total Current Assets                              744,914          515,816

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization                                   486,377          402,396

OTHER ASSETS:

         Customer Lists, net                                    191,436          205,436
         Product license, copyrights, trademark
         and concept, net                                       170,925          183,425
         Covenant not to compete, net                            34,185           36,685
         Loan receivable-related party                           13,750           12,750
                                                         --------------     ------------

              Total Assets                                   $1,641,587       $1,356,508
                                                         ==============     ============

INETVISIONZ.COM, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                               (unaudited)
                                                               March 31      December 31
                                                                   2000             1999
                                                                   ----             ----
LIABILITIES AND SHAREHOLDER'S DEFICIT
CURRENT LIABILITIES
         Accounts payable and accrued expenses               $1,201,245       $1,164,457
         Deferred revenues                                       37,353           90,451
         Loan payable, bank                                                      100,015
         Notes payable, related parties                         685,543         -250,000
                                                          -------------     ------------
              Total Current Liabilities                      $1,924,141       $1,604,923

STOCKHOLDERS' DEFICIT
         Common stock; $0.001 par value,
         71,428,571 shares authorized,
         11,207,626 shares issued and outstanding               $11,207          $11,207
         Additional Paid in Capital                           3,052,210        3,052,210
         Accumulated Deficit                                 (3,345,970)      (3,311,832)
                                                          -------------     ------------
              Total Stockholders' deficit                      (282,553         (248,415)
                                                          -------------     ------------
         Total Current Liabilities and                       $1,614,587       $1,356,508
         Stockholder's deficit                            =============     ============





INETVISIONZ.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999,
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                        (unaudited)           (unaudited)
                                                        Three months ended    Three months ended
                                                        March 31, 2000        March 31, 1999
                                                        -------------------   -------------------
         NET REVENUES                                     $1,009,634          $725,711

         COST OF REVENUES                                    354,865           281,953
                                                        ------------         ---------

         GROSS PROFIT                                        654,768           443,758

         OPERATING EXPENSES                                  688,906           451,738
                                                        ------------         ---------

         NET LOSS                                       $    (34,138)        $  (7,980)
                                                        ============         =========

         NET LOSS PER SHARE                             $     (0.003)        $  (0.001)
          basic and diluted                             ============         =========


         WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING
         basic and diluted                                11,207,626         6,758,033
                                                        ============         =========


INETVISIONZ.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                                            (Unaudited)         (Unaudited)
                                                                            as at               as at
                                                                            March 31, 2000      March 31, 1999
                                                                            ------------------- -----------------
CASH FLOWS (USED FOR) OPERATING ACTIVITIES:
Net loss                                                                    $ (34,138)          $  (7,980)
                                                                            ---------           ---------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED FOR) OPERATING
ACTIVITIES:
Depreciation and amortization                                                  70,676              70,000
Increase (decrease) in Assets:
Accounts Receivable                                                          (357,035)             (8,578)
Other Current Assets                                                           12,585              (7,124)

INCREASE (DECREASE) IN LIABILITIES:
Accounts payable and accrued expenses                                          36,788              (5,982)
Deferred income                                                               (53,099)            (83,338)
                                                                            ---------           ---------
     Total adjustments                                                       (290,085)            (35,022)
                                                                            ---------           ---------
     Net cash used for operating activities                                  (324,223)            (43,002)
                                                                            ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash-restricted (restriction released)                                        107,957                --
Advances on loan receivable                                                    (1,000)             (2,300)
Payments to acquire property, equipment and intangibles                      (125,657)            (75,000)
                                                                            ---------           ---------
     Net cash used for investing activities                                   (18,700)            (77,300)
                                                                            ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related parties                                  435,543              94,000
Repayment of loan payable, bank                                              (100,015)               --
Common stock receivable                                                        50,000              23,692

     Net cash provided by financing activities                                385,528             117,692
                                                                            ---------           ---------
NET INCREASE (DECREASE) IN CASH                                                42,605              (2,610)
CASH, beginning of year                                                         1,000               4,066
                                                                            ---------           ---------
CASH, end of year                                                           $  43,605           $   1,456
                                                                            =========           =========

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited for the 3 Months ended March 31, 2000 & 1999)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:

Martinique Ventures, Inc. was incorporated in the State of Delaware on July 13, 1988 as a C corporation. On July 9, 1997, Martinique Ventures, Inc. changed its name to Zebulon Enterprises, Inc.

Pursuant to a share acquisition agreement dated March 31, 1998, all the outstanding common stock (1,142,857 shares) of Zebulon Enterprises, Inc. was purchased for $114,286 and accordingly, there was a change in control of the Company. Immediately following this transaction, the new stockholders changed its name from Zebulon Enterprises, Inc. to TAO Partners, Inc. and on April 30, 1999, changed its name to Inetvisionz.com, Inc. (the "Company").

During September 1998, the Company acquired certain assets of a computer training division from NovaQuest InfoSystems, Inc. and transferred its assets to Inetversity, Inc., a wholly owned subsidiary. Until this time, the Company had no operations.

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of Inetvisionz.com, Inc. (the "Parent"), and its wholly owned subsidiary, Inetversity, Inc. All material intercompany transactions have been eliminated in consolidation.

BUSINESS ACTIVITY:

The Company and its subsidiary provide education through the distance learning environment and develop and deliver technology training lessons using the Internet as a means of delivery. The Company also plans to provide major corporations e-commerce solutions to conduct business via the Internet.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION:

TUITION REVENUES

The Company, through its iNetVersity subsidiary, recognizes tuition revenue from corporate and individual customers (excluding JTPA and ETP) as services are performed over the term of each enrollment, usually ranging from 1 week to 20 weeks.

The Company, through its iNetversity subsidiary, also provides tuition services and technical training under Federal and State funded Job Training Programs, which are as follows:

Job Training Placement Act ("JTPA"): The Company currently has yearly contracts with nine Southern California organizations under the JTPA. Pursuant to these agreements, the Company recognizes tuition revenue at various stages as services are performed, which are as follows:

25% - Upon enrollment in the training program and attainment of one learning objective of core training (not less than 15 hours) and submission of verification of enrollment, timesheets and corresponding invoice by the Company to the respective agency.

50% - Upon satisfactory completion of at least 50% of the designated course hours and competencies as outlined in the course curriculum and attainment of test scores or achievement levels prescribed in the curriculum. The Company is responsible for submitting corresponding timesheets, performance evaluations and test scores documenting activity and related invoice to the respective agency.

25% - Upon satisfactory completion of the remaining curriculum hours and being placed in unsubsidized employment of 8 hours or more. The Company is responsible for submitting corresponding timesheets, correspondence documenting activity, evidence of employment with certain information and related invoice to the respective agency.

Employment Training Panel ("ETP") - The Company currently has a contract under the ETP and is funded by the State of California. Pursuant to this agreement, the Company recognizes tuition revenue at various stages as services are performed, which are as follows:

20% - Upon services rendered in connection with enrollment of students in the training program and submission of verification of enrollment, timesheets and corresponding invoice by the Company to the respective agency.

80% - Upon satisfactory completion of the curriculum hours and continual employment for 91 consecutive days after placement by the Company. The Company is responsible for submitting corresponding timesheets, correspondence documenting activity, evidence of employment with certain information and related invoice to the respective agency.

CONSULTING REVENUES

The Company, through its iNetproz division, plans to provide computer consulting and technical support on internal computer networks on an hourly basis, temporary placement of technical personnel in exchange for a percentage of their hourly wage rates, and permanent placement of technical personnel with the Company's customers at revenue amounts to be determined on an individual basis.

The Company, through its iNetecommerce division, plans to implement primarily internet based business plans developed internally and externally. The Company recognizes revenues at various stages of the business plan development process as outlined in each individual agreement.

DEFERRED REVENUES

Deferred revenue represents amounts received as non-refundable deposits on student enrollments for which, the revenue is not yet recognizable as the services have not yet been performed. The deposits received are non-refundable. However, the Company honors delayed enrollments at a future date, for as long as a timely notice as determined on an individual basis is provided to the Company.

FAIR VALUE:

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

CASH:

EQUIVALENTS

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

CONCENTRATION

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, whereas, additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of 3-5 years.

INTANGIBLES:

During September 1998, the Company entered into a non-compete agreement and acquired customer lists, product licenses and copyrights from the training division of Novaquest InfoSystems, Inc. Based on management's best estimates, the Company allocated $600,000 to these intangible assets, which are stated at cost and are being amortized straight-line over the estimated useful lives of 60 months from the date of acquisition.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:

The Company adopted the provision of FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

INVESTMENT:

The Company owns 50% of the outstanding common stock of LiquidationBid.com, a start-up company. This investment is accounted for by the equity method, as the Company does not have control.

There is no cost basis in this investment and there are no assets, liabilities nor operating activities of the investee. Pursuant to APB 18, "The Equity Method of Accounting for Investments in Common Stock," there are no recorded amounts included in the financial statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under

APB 25, because the exercise price of the Company's employee (including key consultants and directors) stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

INCOME TAXES:

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which adopts the asset and liability approach to measurement of temporary differences between financial reporting and income tax return reporting. The principal temporary difference is the Federal and State net operating loss carryforward. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for effects of changes in tax laws and rates on the date of enactment. Federal net operating loss carryforward starts to expire on December 31, 2018 and California state net operating loss carryforward starts to expire on December 31, 2003. A summary is as follows:

                                                       Federal               State
                                                        1999                  1999
                                                        ----                  -----
                  Net operating loss
                    Carry forward                      $ 2,850,000        $2,850,000

                  Estimated tax rate                            35%                6%
                  Deferred tax benefit                     997,500           171,000
                  Less valuation allowance                 997,500           171,000
                                                       -----------       -----------
                                                       $         -        $        -
                                                       ===========       ===========

NET LOSS PER SHARE:

Basic and diluted net loss per share have been calculated based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the calculation of diluted earnings per share as their impact would be anti-dilutive.

SEGMENT:

As substantially all the Company's operations occur at the subsidiary level, and based on the Company's integration and management strategies, the Company currently believes it operates in two business segments, which are as follows:

     - Provide education through the distant learning environment using the internet and traditional classroom setting;

     -    Provide corporations e-commerce solutions through web consulting.

During the quarter ended March 31, 2000 and 1999, the Company operated primarily to provide education through the Internet and traditional classroom tuition, which accounted for 98% and 100% of the Company's operations, respectively. The other 2% of the Company's operation during these periods was in the web-consulting and e-commerce division.

NEW ACCOUNTING PRONOUNCEMENTS:

The Company has adopted Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company also adopted Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities." Adoption of these activities did not materially affect the financial statements.

NOTE 2   GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenues during early 2000. Management's plans also include the sale of additional equity securities and debt financing from related parties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

NOTE 3   MAJOR CUSTOMER

During the quarter ended March 31,2000 and 1999, revenues under the JTPA accounted for approximately 45% and 34% respectively. Included in accounts receivable at March 31, 2000 is approximately $270,000 due from various agencies under the JTPA.

NOTE 4   PROPERTY EQUIPMENT

Property and equipment is comprised of the following:


                                                                           March 31, 2000  December 31, 1999
                                                                             (UNAUDITED)
                         Computer and electronic equipment $                     $494,295          $373,137
                         Office furniture and equipment                           171,559           168,560
                         Leasehold improvements                                    76,850            75,350
                         Automobile                                                 9,305             9,305
                                                                               ----------        ----------
                                                                                  752,009           626,352
                         Less accumulated depreciation and amortization           265,632           223,956
                                                                               ----------        ----------
                                                                                 $486,377          $402,396
                                                                               ==========        ==========

Depreciation and amortization expense related to property and equipment for the quarters ended March 31, 2000 and 1999 amounted to $41,676 and $41,000 respectively.

NOTE 5   CUSTOMER LIST

A summary is as follows:

                                                                                              March 31,
                                                                                                   2000
                                                                                              ---------
                  Customer list                                                                $280,000
                  Less accumulated depreciation and amortization                                 88,564
                                                                                              ---------
                                                                                               $191,436
                                                                                              =========


Amortization expense related to customer list for the quarter ended March 31, 2000 and 1999 amounted to $14,000, each.

NOTE 6   PRODUCT, LICENSE, COPYRIGHTS, TRADEMARK AND CONCEPT

         A summary is as follows:

                                                                                              March 31,
                                                                                                   2000
                                                                                                   ----
                  Product license, copyrights, trademark and concept                           $250,000
                  Less accumulated depreciation and amortization                                 79,075
                                                                                              ---------
                                                                                               $170,925
                                                                                              =========

Amortization expense related to Product license, copyrights, trademark and concept for the Quarter ended March 31, 2000 and 1999 amounted to $12,500 each.

NOTE 7   NON-COMPETE AGREEMENT

A summary is as follows:

                                                                                              March 31,
                                                                                                   2000
                                                                                                 ------
                  Non-compete agreement                                                         $50,000
                  Less accumulated depreciation and amortization                                 15,815
                                                                                              ---------
                                                                                                $34,185
                                                                                              =========

Amortization expense related to customer list for the quarter ended March 31, 2000 and 1999 amounted to $2,500 each.

NOTE 8   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary is as follows:

                                                                                              March 31,
                                                                                                   2000
                                                                                                 ------
                  Delinquent payroll taxes payable, including
                    estimated penalties and interest (see Note 28)                           $  394,020
                  Accounts payable                                                              530,306
                  Payroll and related taxes                                                     210,986
                  Sales taxes payable                                                             7,323
                  Interest                                                                       11,085
                  Other overhead expenses                                                        45,525
                                                                                              ---------
                                                                                             $1,201,245
                                                                                              =========

NOTE 9   NOTES PAYABLE, RELATED PARTIES

During December 1999, the Company commenced an offering of up to 20 units to raise up to $500,000 and is exempt from registration under Regulation D of the Securities Act of 1933. Each unit is comprised of the following:

     a. A $25,000 promissory note which bears interest at 8% per annum, interest calculated daily, unsecured and principal and interest is due on the maturity date. Pursuant to this agreement, the maturity date shall be one year from the execution date of the promissory note or the raising of at least $1 million in equity financing, whichever is earlier.

     b. One warrant ("Warrant") which shall entitle the note holder to purchase 10,000 shares of the Company's common stock at an exercise price of $0.80 per share which may be adjusted based upon fair market value. Pursuant to this agreement, the exercise price of this Warrant shall not exceed $2.00 per share in the event of an adjustment as set forth in the Warrant agreement. The Company is responsible for all costs related to registering the Common Stock shares underlying the Warrants in any registration statements filed with the Securities and Exchange Commission under the Securities Act of 1933. In the event the underlying shares of the Warrants are not registered within 1 year after the issuance of this Warrant, the holder has the right to demand registration at the Company's expense and be entitled to a 5% reduction per month on the exercise price.

As of December 31, 1999, the Company raised $250,000 from the issuance of 10 units to related parties. Interest expense related to this note amounted to $5,000 during the quarter ended March 31, 2000.

Note payable from related parties also include payable to various related parties amounting $105,543 on March 31, 2000. These notes were unsecured, non-interest bearing and payable on demand.

Notes payable, related parties, at March 31,2000 includes a note payable of $80,000.00 to a related party, and was non-interest bearing, unsecured and due on demand. The note has been paid subsequent to March 31, 2000.

During March 2000, the Company received $250,000 from Winthrop Venture Fund, Ltd., an accredited investor, from the issuance of two securities in exchange for this investment, which are as follows:

     a. Promissory note payable, bears interest at 9% per annum, unsecured and all interest and principal due by March 2001.

     b. 75,000 warrants were granted with an exercise price of $0.80 per share, which expire in three years from the date of grant.

Pursuant to this agreement, in the event the Company completes a registration statement under the Securities Act of 1933, the Company shall be obligated to register the shares underlying these warrants.

NOTE 10  COMMITMENTS

The Company leases its office space and training locations under renewable operating leases, which expire at various times starting September 2001 to December 2004. Pursuant to these lease agreements, the Company is also responsible for maintaining certain minimum insurance requirements and general utilities.

The following is a schedule by years of future minimum rental payments (including subsequent event) as required under operating leases that have noncancellable lease terms in excess of one year as of March 31, 2000:

                      2000                                   $      432,000
                      2001                                          414,700
                      2002                                          114,000
                                                             --------------
                                                             $      960,700
                                                             ==============


Total rent expense amounted to $66,000 and $54,567 for the quarter ended March 31, 2000 and 1999, respectively.

SERVICE AGREEMENTS

The Company entered into agreements with RxAlternative.com, Inc. to develop two websites starting January 2000 and provide monthly technical support and maintenance services over a period of one year. Pursuant to these agreements, the Company shall receive 750,000 shares of RxAlternative's restricted common shares (4.17% of undiluted interest through the IPO of RxAlternative) and was granted 100,000 stock options to purchase 100,000 shares of common stock at $1.00 per share. The Company will also receive $10,000 per month as consulting revenues for up to 40 man-hours of services rendered and plans to record this revenue over the term of the agreement upon satisfactory completion of services and acceptance by RxAlternative.

NOTE 11  STOCKHOLDERS' EQUITY (DEFICIT)

PRIVATE PLACEMENTS

During April 1998, the Company initiated a private placement offering (the "April 1998 Private Placement") of 1,114,000 shares of the Company's common stock at an offering price of $0.085 per share. The Private Placement was exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 and Rule 504 of Regulation D. As of December 31, 1998, proceeds amounted to $94,690.

During May 1998, the Company initiated a private placement offering (the "May 1998 Private Placement") of 1,400,000 shares of the Company's common stock at an offering price of $0.15 per share. The Private Placement was exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 and Rule 504 of Regulation D. As of December 31, 1998, proceeds amounted to $210,000.

During December 1998, the Company initiated two private placement offerings (the "December 1998 Private Placements") of 400,000 and 180,000 shares of the Company's common stock at offering prices of $.625 and $1.00, respectively, per share. The Private Placement was exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 and Rule 506 of Regulation D. As of December 31, 1998, proceeds amounted to $430,000.

During March 1999, the Company initiated a private placement offering (the "March 1999 Private Placement") of 500,000 shares of the Company's common stock at an offering price of $0.25 per share. The Private Placement was exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 and Rule 504 of Regulation D. As of December 31, 1999, proceeds amounted to $75,000.

During December 1999, the Company initiated a private placement offering (the "December 1999 Private Placement") of 200,000 shares of the Company's common stock at an offering price of $0.25 per share. The Private Placement was exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 under Rule 504 of Regulation D. As of March 23, 2000, proceeds amounted to $50,000.

SERVICES RENDERED

Pursuant to three consulting agreements with related parties, the Company issued 233,334 restricted common shares for (i) services rendered during the year ended December 31, 1999 in the amount of $88,000, and (ii) from the satisfaction of $17,000 of accrued consulting fees for the year ended December 31, 1998. These shares were recorded at a value of $0.45 per share, management's best estimate of their fair value at date of issuance.

PURCHASE OF ASSETS OF TRAINING DIVISION

During September 1998, the Company acquired certain assets from the training division of Novaquest InfoSystems, Inc. for a total cost of $1,000,000. Pursuant to this agreement, the Company paid $500,000 in cash and issued $500,000 worth of shares (520,000 shares) of its restricted common stock.

STOCK OPTIONS

On November 11, 1999, the Company granted 500,000 options to purchase restricted shares of the Company's common stock to select employees, consultants and non-employee directors. The options were not issued under a formal plan, as the Company has not yet adopted an Option Plan. The options have a three-year term, are exercisable at $1.00 per share, and are exercisable on or after January 1, 2000 and vest effective January 1, 1999 to December 31, 1999.

During November 1999, the Company granted 300,000 common stock options to a current shareholder/corporate counsel at a cash exercise price of $0.75 per share. Pursuant to this agreement, the stock options will vest at the rate of 1 common stock option for $1 of legal and consulting fees billed to the Company at various times. The options expire, if not exercised, on the 5th year after the presentation of the legal and consulting bills to the Company. Upon the successful filing of Form 10 and becoming effective pursuant to the Securities Act of 1933, the shares underlying the options shall be registerable pursuant to Form S-8, however, after the exercise of the options, the common shares will be restricted for 90 days thereafter.

The number and weighted average exercise price of outstanding options at December 31, 1999 are as follows:

                                                                                                       Weighted Average
                                                                                     Shares             Exercise Price
                                                                                   ---------            ---------------
                  Outstanding at beginning of period                                         -             $        -
                  Outstanding at end of period                                         800,000                   1.28
                  Exercisable at end of period                                          60,000                   1.75
                  Granted during period                                                800,000                   1.28
                  Exercised during period                                                    -                      -

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

                  Expected life (years)                                              3-5 years
                  Risk-free interest rate                                                6.50%
                  Dividend yield                                                             -
                  Volatility                                                               70%

This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:

                                                                                  December 31,
                                                                                      1999
                                                                                      -----
                  Net loss, as reported                                         $    (1,746,041)
                  Proforma net loss                                             $    (2,071,458)
                  Basic and diluted historical loss per share                   $         (0.23)
                  Proforma basic and diluted loss per share                     $         (0.27)


NOTE 12  SUBSEQUENT EVENTS

TAX PAYMENTS

During April 2000, the Company used the cash proceeds raised from the Private Offering in March 2000 to pay down $15,000 of the delinquent payroll taxes. The Company has negotiated a payment plan on the remaining balance and plans to pay off the entire balance as cash flow improves. Under the payment plan, the company will make monthly payments of $15,000 until the liability is fully paid off.

LOAN FROM RELATED PARTY:

In May, 2000, the company borrowed an amount of $150,000 from a related party. The loan is unsecured, due on demand and interest free.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of iNetVisionz.com's financial condition and results of operations. Detailed information is contained in the financial statements included in this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

THREE MONTHS ENDING MARCH 31, 2000 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDING MARCH 31, 1999 (UNAUDITED).

The following table sets forth certain items on a percentage of revenue:

                                                              (UNAUDITED)               (UNAUDITED)
                                                              Three Months Ended        Three Months Ended
                                                              March 31, 2000            March 31, 1999
                                                              --------------            --------------
Net Revenue                                                    100.0%                    100.0%
Cost of Revenue                                                 35.1%                     38.8%
                                                              -------                   -------
Gross Profit                                                    64.9%                     61.2%

Operating Expenses                                              68.2%                     62.2%
                                                              -------                   -------

Net Loss                                                         3.3%                      1.0%
                                                              =======                   =======

Revenues for the three month period ended March 31, 2000 increased 39.1% to $1,009,634 from $725,711 in the year ago period. The revenue increase reflected strong demand in the technical training field. The Company formed a separate department in the quarter ended March 31, 2000, to create, develop and maintain web sites. The department earned $114,000 for the quarter ended March 31, 2000. Another department of the Company, iNet-Proz, which is an internship program for trainees to get real world hands on experience, started working full force in the quarter ended March 31, 2000.

The increase in gross profit from 61.2% in last year's first quarter to 64.9%, in the current quarter, reflects better management and cost control by the Company in the current period. The Company hired several instructors on a full time basis resulting in decrease in cost of sales percentage as compared to prior periods when the Company used outside contractors at three to four times cost of an on staff instructor.

Operating expenses increased to 68.8% revenue in the quarter ended March 31, 2000 as compared to 62.2% of revenue in the last years period. The Company had $688,906 in operating expenses for the quarter ended March 31, 2000, as compared to $451,738 of such expense for the same period in 1999. As substantially all expenses are incurred by the Company's subsidiary, mainly attributable to the subsidiary's expenses including rent, expense from two training locations, increase in number of employees and key personnel to accommodate the growing needs of the Company and increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and cash equivalent balance of $43,605 as compared to $1,000 as of December 31, 1999.

Net investing activities consumed $18,700 in the current quarter as compared to $77,300 in the corresponding period last year. The Company intends to find future capital expenditures and working capital requirements through anticipated cash flows from operations. Although the Company believes that funding will be sufficient, the Company may also consider the use of funds from other external sources, including, but not limited to public or private offerings of debt or equity.

Cash provided by financing activities amounted to $385,528 as compared to $117,692 in the same period last year. The increase reflects borrowing from related parties.

Cash used in operating activities consumed $324,223 as compared to $43,002 same period last year, mainly due to increases in accounts receivable. The increase in accounts receivable by $357,035 in the current quarter is due to increase in business with Government agencies. The Governmental agencies are typically, slower in repayment of dues.

                           PART II OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS

         In management's opinion, there are no material litigation matters pending or threatened against the company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 27.1:  Financial Data Schedule

         (b)  Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INETVISIONZ.COM, INC.

Dated May 14, 2000                           /s/  Noreen Khan
                                            -----------------------------------
                                            Noreen Khan,

                                            Chief Executive Officer and Director