Form 10QSB
period 2000-06-30
INETVISIONZ COM INC
filed 2000-08-21
CIK 1102997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

/ / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number:       000-28845

                              INETVISIONZ.COM, INC.

        (Exact name of small business issuer as specified in its charter)

DELAWARE                                               33-0285179
----------------------------                           -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


6033 West Century Boulevard, Suite 500, Los Angeles, California         90045
---------------------------------------------------------------      ----------
          (Address of Principal Executive Offices)                   (Zip Code)

               Registrant's telephone number, including area code:
                                 (310) 338 9822


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X      No

        The issuer had 11,207,626 shares outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format (check one):

                                   Yes      No  X

                              INETVISIONZ.COM, INC.

                                      INDEX

                                                                                              PAGE NO.
                                                                                              --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                     3

         Comparative Consolidated Balance Sheets
                  as of June 30, 2000 (unaudited) and December 31, 1999                          3

         Comparative Unaudited Consolidated Statements of Operations for the six and three
                  months ended June 30, 2000 and June 30, 1999                                   5

         Comparative Unaudited Consolidated Statements of Cash Flows for the six and three
                  months ended June 30, 2000 and June 30, 1999                                   6

         Notes to Unaudited Consolidated Financial Statements                                    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation    12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                       14

Item 2. Changes in Securities and Use of Proceeds                                               14

Item 3. Defaults Upon Senior Securities                                                         14

Item 4. Submission of Matters to a Vote of Security Holders                                     14

Item 5. Other Information                                                                       14

Item 6. Exhibits and Reports of Form 8-K                                                        15
         (a)      Exhibits
         (b)      Reports on Form 8-K

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INETVISIONZ.COM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                            (Unaudited)
                                                                June 30      December 31
                                                                   2000             1999
                                                                   ----             ----

ASSETS
CURRENT ASSETS
         Cash                                              $     86,916        $      1,000
         Cash-restricted                                           --               107,957
         Accounts receivable,
           net of allowance for doubtful accounts
           of $150,000 as of June 30, 2000 and
           $112,941 as of December 31, 1999                     755,918             333,639
         Common stock receivable                                   --                50,000
         Inventory                                               36,791                --
         License                                                250,000                --
         Other current assets                                    78,267              23,220
                                                           ------------        ------------
              Total Current Assets                            1,207,892             515,816

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization                                   473,353             402,396

OTHER ASSETS:
         Customer lists, net                                    177,436             205,436
         Product license, copyrights, trademark
         and concept, net                                       158,425             183,425
         Covenant not to compete, net                            31,685              36,685
         Loan receivable-related party                           14,500              12,750
         Investment in non-marketable equity securities       1,125,000                --
                                                           ------------        ------------

              Total Assets                                 $  3,188,291        $  1,356,508
                                                           ============        ============

The accompanying notes are an integral part of the financial statements.

INETVISIONZ.COM, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                                               (unaudited)
                                                                                  June 30          December 31
                                                                                  2000             1999
                                                                                  ----             ----
LIABILITIES AND SHAREHOLDER'S DEFICIT
CURRENT LIABILITIES

         Accounts payable and accrued expenses                                 $  1,223,449        $  1,164,457
         Deferred consulting revenues                                               675,000                --
         Deferred tuition                                                            27,000              90,451
         Loan payable, bank                                                            --               100,015
         Notes payable, related parties, net of debt discount                       451,333             250,000
         Advances, related parties                                                  429,543                --
         Convertible debt, net of debt discount                                     234,157                --
                                                                               ------------        ------------
              Total Current Liabilities                                           3,040,482           1,604,923

STOCKHOLDERS' DEFICIT
         Common stock; $0.001 par value,
         71,428,571 shares authorized,
         11,207,626 shares issued and outstanding                                    11,207              11,207
         Additional Paid in Capital                                               3,169,810           3,052,210
         Accumulated Deficit                                                     (3,033,208)         (3,311,832)
                                                                               ------------        ------------
              Total Stockholders' deficit                                           147,809            (248,415)
                                                                               ------------        ------------
         Total Current Liabilities and
         Stockholder's deficit                                                 $  3,188,291        $  1,356,508
                                                                               ============        ============

The accompanying notes are an integral part of the financial statements.

INETVISIONZ.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                                                 (unaudited)        (unaudited)
                                                                              Six months ended    Six months ended
                                                                                June 30, 2000      June 30, 1999
                                                                                -------------      -------------
NET REVENUES                                                                   $  2,691,139        $  1,429,305

COST OF REVENUES                                                                    659,177             564,222
                                                                               ------------        ------------

GROSS PROFIT                                                                      2,031,962             865,083

OPERATING EXPENSES                                                                1,753,338             975,011
                                                                               ------------        ------------

NET INCOME (LOSS)                                                              $    278,624        $   (109,928)
                                                                               ------------        ------------
NET INCOME (LOSS) PER SHARE
basic and diluted                                                              $       0.02        $      (0.01)
                                                                               ------------        ------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
basic and diluted                                                                11,207,626           8,358,358
                                                                               ------------        ------------

                                                                                 (unaudited)         (unaudited)
                                                                             Three months ended  Three months ended
                                                                                June 30, 2000      June 30, 1999
                                                                                -------------      -------------
NET REVENUES                                                                   $  1,681,505        $    703,594

COST OF REVENUES                                                                    304,312             282,269
                                                                               ------------        ------------

GROSS PROFIT                                                                      1,377,193             421,325

OPERATING EXPENSES                                                                1,064,432             476,218
                                                                               ------------        ------------

NET INCOME (LOSS)                                                              $    312,761        $    (54,893)
                                                                               ------------        ------------

NET INCOME (LOSS) PER SHARE
basic and diluted                                                              $       0.03        $      (0.01)
                                                                               ------------        ------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
basic and diluted                                                                11,207,626           8,697,253
                                                                               ------------        ------------

The accompanying notes are an integral part of the financial statements.

INETVISIONZ.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                                               (Unaudited)       (Unaudited)
                                                                               as at             as at
                                                                               June 30, 2000     June 30, 1999
                                                                               -------------     -------------
CASH FLOWS (USED FOR) OPERATING ACTIVITIES:
Net income (loss)                                                              $    278,624      $   (109,928)
                                                                               ------------      ------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING
ACTIVITIES:
Depreciation and amortization                                                       145,676            94,111
Non-cash revenue                                                                   (450,000)             --
Estimated value of options granted to employees                                      25,000              --
Debt discount amortization                                                           28,090              --
Changes in operating assets and liabilities
Accounts receivable, net                                                           (422,279)         (100,824)
License                                                                            (250,000)             --
Other current assets                                                                (91,838)           32,237
Accounts payable and accrued expenses                                                58,992           (29,955)
Deferred tuition revenue                                                            (63,451)            7,385
                                                                               ------------      ------------

     Total adjustments                                                           (1,019,810)            2,954
                                                                               ------------      ------------
     Net cash used in operating activities                                         (741,186)         (106,974)
                                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash-restricted (restriction released)                                              107,957              --
Advances on loan receivable                                                          (1,750)          (44,116)
Payments to acquire property, equipment and intangibles                            (158,633)          (77,461)
                                                                               ------------      ------------

     Net cash used in investing activities                                          (52,426)         (121,577)
                                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable, related parties                                     429,543           296,322
Proceeds from notes payable, related parties                                        250,000              --
Repayment of loan payable, bank                                                    (100,015)             --
Proceeds from collection of common stock receivable                                  50,000              --
Proceeds from convertible debt                                                      250,000              --
                                                                               ------------      ------------
     Net cash provided by financing activities                                      879,528           296,322
                                                                               ------------      ------------

NET INCREASE (DECREASE) IN CASH                                                      85,916            67,771

CASH, beginning of year                                                               1,000             7,160
                                                                               ------------      ------------

CASH, end of year                                                                    86,916            74,931
                                                                               ============      ============

See the accompanying notes to consolidated financial statements for non-cash financing and investing activities.

The accompanying notes are an integral part of the financial statements.

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited for the 6 Months ended June 30, 2000 & 1999)


NOTE 1   BASIS OF PRESENTATION

The financial statements of iNetVisionz.com (the "Company") for the three and six months ended June 30, 2000 and 1999 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended 12/31/99 included in the Company's Form 10. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of Inetvisionz.com, Inc. (the "Parent"), and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

BUSINESS ACTIVITY:

The Company is in the business of providing technology training services in technology consulting and technology job placement services. The foundation in training, "Train, Skill & Development", refers to the Company's migration towards a full service technology training and service information provider.

REVENUE RECOGNITION:

TUITION REVENUES

The Company recognizes tuition revenue from corporate and individual customers (excluding JTPA and ETP) as services are performed over the term of each enrollment, usually ranging from 1 week to 20 weeks.

The Company also provides tuition services and technical training under Federal and State funded Job Training Programs, which are as follows:

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

CONSULTING REVENUES

The Company plans to provide computer consulting and technical support on internal computer networks on an hourly basis, temporary placement of technical personnel in exchange for a percentage of their hourly wage rates, and permanent placement of technical personnel with the Company's customers at revenue amounts to be determined on an individual basis.

The Company plans to implement primarily internet based business plans developed internally and externally. The Company recognizes revenues at various stages of the business plan development process as outlined in each individual agreement.

DEFERRED TUITION REVENUES

Deferred revenue represents amounts received as non-refundable deposits on student enrollments for which the revenue is not yet recognizable as the services have not yet been performed. The deposits received are non-refundable. However, the Company honors delayed enrollments at a future date, for as long as a timely notice as determined on an individual basis is provided to the Company.

DEFERRED CONSULTING REVENUES

Deferred consulting revenues represents amounts received for providing computer consulting and technical support that has not yet been earned.

INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES:

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

The Company entered into an agreement with RxAlternative.com in which it received stock as compensation for services provided that the Company valued at $1,125,000 (see Note 7).

LICENSE

The Company paid $250,000 in June 2000 for a 12 month license agreement with a software company, which will be amortized over the contractual life of the agreement.

NET LOSS PER SHARE:

Basic and diluted net loss per share have been calculated based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the calculation of diluted earnings per share in 2000 and 1999 as their impact would be anti-dilutive.

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

See Note 10 for segment disclosures.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998,or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

NOTE 3   GOING CONCERN

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

NOTE 4   MAJOR CUSTOMERS

During the six months ended June 30, 2000, revenues from the three largest customers accounted for approximately 45% of total revenues. Revenues from a related party accounted for approximately 9% of revenues for the six months ended June 30, 2000. Included in accounts receivable at June 30, 2000 is approximately $529,000 due from these customers.

NOTE 5   PAYABLES TO RELATED PARTIES

The Company has various notes payable and advances to related parties. The notes payable consists of the following at June 30, 2000:

         Unsecured promissory notes, bearing interest at 8% per annum, principal and interest due on the maturity date. Pursuant to this agreement, the maturity date shall be one year from the execution date of the promissory note (December 2000) or the raising of at least
         $1 million in equity financing, whichever is earlier.
                                                                                                           $250,000

         Unsecured promissory notes, bearing interest at 9% per annum, principal and interest due on the maturity date. Pursuant to this agreement, the maturity date shall be one year from the execution date of the promissory note (March 2001), net of unamortized discount of $48,667.
                                                                                                            201,333
                                                                                                           --------
                                                                                                           $451,333
                                                                                                           ========

The total interest expense on the above notes for the three and six month periods ended June 30, 2000 was approximately $10,000 and $17,500, respectively.

In addition, in connection with the 9% unsecured promissory notes, the Company issued warrants to purchase a total of 100,000 shares of common stock at $0.80 per share, expiring March 2003, immediately exercisable. The warrants were valued at $73,000 (based on Black-Scholes computation under SFAS 123) which was recorded as a debt discount and will be amortized over the life of the promissory note. The related interest expense recognized for the debt discount amortization for the three and six month periods ended June 30, 2000 was approximately $24,000.

In addition, the Company, from time to time, received advances from other related parties. The advances from related parties are unsecured, non-interest bearing and payable on demand. At June 30, 2000, the advances amounted to $429,543.

NOTE 6  CONVERTIBLE DEBENTURES

In June 2000, the Company issued a $250,000 secured convertible debenture bearing interest at a rate of 8%. The notes are convertible at one share of Company common stock per $.75 principal amount of the debenture or 70% of the five day average of the ask price per share of the Company's common stock based on the five days preceding the notice of intent to convert.

In connection with this discounted conversion feature the Company recorded $19,600 of debt discount. The Company will amortize the debt discount over the period from the date the debt was issued to the date it becomes exercisable and has recognized $3,757 in interest expense for the three and six months ended June 30, 2000 in the accompanying Statement of Operations.

NOTE 7  CONTRACTS

The Company entered into agreements with RxAlternative.com, Inc. ("RxAlternative") to develop two websites starting January 2000 and provide monthly technical support and maintenance services over a period of one year. Pursuant to these agreements, the Company received 750,000 shares of RxAlternative's (a private company) restricted common shares (4.17% undiluted interest of RxAlternative) valued at $1.50 per share (based on recent private sales of RxAlternative stock) for a total revenues of $1,125,000, $675,000 of which was deferred at June 30, 2000. The Company was also granted 100,000 stock options to purchase 100,000 shares of common stock at $1.00 per share. The Company will also receive $10,000 per month for maintenance services for up to 40 man-hours of services rendered and plans to record this revenue over the term of the agreement upon satisfactory completion of services and acceptance by RxAlternative.

In June 2000, the Company entered into an agreement with a company that is owned by a member of the Company's board of directors to develop three websites for $250,000 which was recognized as revenue in the period ended June 30, 2000.

NOTE 8  STOCK OPTIONS

During the six months ended June 30, 2000, the Company issued 1,000,000 shares to an employee resulting in compensation expense of $250,000 which the Company will recognize over the 5 years vesting of options. For the three and six month periods ended June 30, 2000, the Company has recognized $25,000 of expense.

In addition, the Company issued 100,000 warrants in connection with the related party notes (see Note 5).

NOTE 9  PAYROLL TAX LIABILITY

In April 2000, the Company negotiated a payment plan on its delinquent payroll taxes including approximately $154,000 in interest and penalties. Under the payment plan, the Company will make monthly payments of $15,000 until the liability is fully paid off. The related liability at June 30, 2000 is approximately $550,000.

NOTE 10  SEGMENT INFORMATION

The Company's principal segments are:

         - Provide education through distant learning environment using the internet and traditional classroom settings.

         -    Provide corporations e-commerce solutions through web consulting.

Financial information about industry segments as of and for the six months ended June 30, 2000 and 1999 is as follows:

                                                                    Six Months ended June 30,
                                                                  2000                    1999
                                                            ---------------         ----------------
         Operating revenues:
              Education                                    $      1,922,139        $       1,429,305
              Technological consulting                              769,000                        -
                                                            ---------------         ----------------
              Total operating revenues                     $      2,691,139        $       1,429,305
                                                            ===============         ================

         Operating income (loss):
              Education                                    $        (46,217)       $        (109,928)
              Technological consulting                              324,841                        -
                                                            ---------------         ----------------
              Net operating income (loss)                  $        278,624        $        (109,928)
                                                            ===============         ================

         Identifiable assets:
               Education                                   $      1,790,615        $       1,766,931
              Technological consulting                            1,397,676                        -
                                                            ---------------         ----------------
              Total                                        $      3,188,291        $       1,766,931
                                                            ===============         ================

Operating income (loss) is revenues minus operating expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.

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

SIX MONTHS ENDING JUNE 30, 2000 (UNAUDITED) COMPARED TO THE SIX MONTHS ENDING JUNE 30, 1999 (UNAUDITED).

Revenues for the six month period ended June 30, 2000 increased 88% to $2,691,139 from $1,429,305 in the year ago period. The revenue increase reflected strong demand in the technical training field. The Company formed a separate department in the quarter ended March 31, 2000, to create, develop and maintain web sites. The department earned $769,000 for the quarter ended June 30, 2000. Another department of the Company, iNet-Proz, which is an internship program for trainees to get real world hands on experience, started working full force in the quarter ended March 31, 2000.

The increase in gross profit from 60.5% in last year's six months ending June 30, 2000 to 75.5%, in the year ago period, reflects better management and cost control by the Company in the current period. The Company hired several instructors on a full time basis resulting in decrease in cost of sales percentage as compared to prior periods when the Company used outside contractors at three to four times cost of an on staff instructor. In addition the Company earned $769,000 in its new technology consulting segment which produced a higher than average gross margin due to the nature of the work performed.

Operating expenses increased to 65.2% revenue in the six months ended June 30, 2000 as compared to 68.2% of revenue in the last years period. The Company had $1,753,338 in operating expenses for the quarter ended June 30, 2000, as compared to $975,011 of such expense for the same period in 1999. The increase in operating expenses is primarily attributed to the increase in facilities and the increase in number of employees and key personnel to accommodate the growing needs of the Company.

As a result of the above factors, net income increased to $278,624 or $0.02 per share in 2000 from a loss of $109,928 or $0.01 per share in 1999.

THREE MONTHS ENDING JUNE 30, 2000 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDING JUNE 30, 1999 (UNAUDITED).

Revenues for the three month period ended June 30, 2000 increased 139% to $1,681,505 from $703,594 in the year ago period. The revenue increase reflected strong demand in the technical training field. The Company formed a separate department in the quarter ended March 31, 2000, to create, develop and maintain web sites. The department earned $769,000 for the quarter ended June 30, 2000. Another department of the Company, iNet-Proz, which is an internship program for trainees to get real world hands on experience, started working full force in the quarter ended March 31, 2000.

The increase in gross profit from 59.9% in last year's three months ending June 30, 2000 to 81.9%, in the year ago period, reflects better management and cost control by the Company in the current period. The Company hired several instructors on a full time basis resulting in decrease in cost of sales percentage as compared to prior periods when the Company used outside contractors at three to four times cost of an on staff instructor. In addition the Company earned $769,000 in its new technology consulting segment which produced a higher than average gross margin due to the native of the work performance.

Operating expenses decreased to 63.3% revenue in the three months ended June 30, 2000 as compared to 67.7% of revenue in the last years period. The Company had $1,064,432 in operating expenses for the quarter ended June 30, 2000, as compared to $476,218 of such expense for the same period in 1999. The increase in operating expenses is primarily attributed to the increase in facilities and the increase in number of employees and key personnel to accommodate the growing needs of the Company.

As a result of the above factors, net income increased to $278,624 or $0.02 per share in 2000 from a loss of $109,928 or $0.01 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash and cash equivalent balance of $86,916 as compared to $1,000 as of December 31, 1999.

The Company increased cash flows used in operations by $634,212 from $106,974 to $741,186 for the six months ended June 30, 1999 and 2000, due primarily to payments for a license and increased operating activity related to the Company's growth.

Net investing activities consumed $52,426 for the six months ended as compared to $121,577 in the corresponding period last year.

Cash provided by financing activities amounted to $879,528 as compared to $296,322 in the same period last year. The increase primarily reflects increased borrowing from related parties.

The Company intends to find future capital expenditures and working capital requirements through anticipated cash flows from operations. Although the Company believes that funding will be sufficient, the Company may also consider the use of funds from other external sources, including, but not limited to public or private offerings of debt or equity. The Company's auditors have issued a going concern opinion for the year ended December 31, 1999. While management believes that private sources of funding should be sufficient to continue as its operations, there is no guaranty that such funding will be available to the Company as needed or on terms favorable to the Company.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In management's opinion, there are no material litigation matters pending or threatened against the company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         Changes in Registrant's Certifying Accountant

The Registrant has engaged Corbin & Wertz, certified public accountants, 2603 Main Street, Suite 600, Irvine, California 92614 ("Corbin & Wertz") as its independent accountants for all accounting purposes related to the Registrant's business operations and the Registrant's reporting requirements. Corbin & Wertz replaces Kabani & Company, Inc., Certified Public Accountants ("Kabani"), who had been retained by the Company as its independent accountant solely for the purposes of the review of the Company's quarterly statements for the quarter ending March 31, 2000, and becomes the Company's principal accountants as of August 14, 2000. Kabani's review of the March 31, 2000 financial statements of the Registrant contained no adverse opinion or a disclaimer of opinion, or was qualified nor modified as to audit scope or accounting principles as its actions consisted of a review only. The engagement of Corbin & Wertz was approved by the Board of Directors.

During the Registrant's period in which Kabani was retained commencing May 11, 2000 and ending August 14, 2000 preceding such registration, declination, or dismissal, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing to report under
Item 304(a)(1)(v)(A) through (D).

A copy of this Form 8-K was sent to Kabani and a letter from Kabani stating whether or not they agree with the disclosures contained in this Form 10-QSB has been requested and will be filed as an Amendment to this 10-QSB within 2 days of receipt by Registrant, but no later than 10 days from the date of filing this Form 10-QSB.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

         27.1     Financial Data Schedule

         (b)  Reports on Form 8-K

         On May 17, 2000 the Company filed a Form 8-K to report that Kabani and Associates, Inc. had replaced Stonefield Josephson as the Company's certified public accountants for reporting purposes.

         On June 5, 2000 the Company filed a Form 8-K/A to report that Stonefield Josephson agreed with the Company's statements in the May 17, 2000 Form 8-K.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INETVISIONZ.COM, INC.


Dated August 21, 2000                 /s/ Noreen Khan
                                      --------------------------------------
                                      Noreen Khan,
                                      Chief Executive Officer and Director