Form 10QSB
period 2000-09-30
INETVISIONZ COM INC
filed 2000-11-20
CIK 1102997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number:       000-28845
                       ---------------------

                              INETVISIONZ.COM, INC.

        (Exact name of small business issuer as specified in its charter)

     DELAWARE                               33-0285179
     ----------------------------           -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)          Identification No.)


    6033 West Century Boulevard, Suite 500, California            90045
    --------------------------------------------------          ----------
    (Address of Principal Executive Offices)                    (Zip Code)

               Registrant's telephone number, including area code:
                                 (310) 338-9822


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes X      No

      The issuer had 11,840,959 shares outstanding as of November 16, 2000.

Transitional Small Business Disclosure Format (check one):

                                            Yes      No  X


                              INETVISIONZ.COM, INC.

                                      INDEX
                                                                                                      PAGE NO.
                                                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         Balance Sheets                                                                                  3-4
                  As of September 30, 2000 (unaudited) and December 31, 1999

         Consolidated Statements of Operations for the 9 months and 3 months                              5
                  ended September 30, 2000 and September 30, 1999 (unaudited)

         Consolidated Statements of Cash Flows for the 9 months ended                                     6
                  September 30, 2000 and September 30, 1999 (unaudited)

         Notes to Consolidated Financial Statements                                                       7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations            11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                                               14

Item 2. Changes in Securities and Use of Proceeds.                                                       14

Item 3. Defaults Upon Senior Securities.                                                                 14

Item 4. Submission of Matters to a Vote of Security Holders.                                             14

Item 5. Other Information.                                                                               14

Item 6. Exhibits and Reports of Form 8-K.                                                                14
         (a)      Exhibits
         (b)      Reports on Form 8-K


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


INETVISIONZ.COM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                             (Unaudited)
                                                             September 30,         December 31,
                                                                 2000                   1999
                                                            ---------------       --------------
ASSETS

CURRENT ASSETS:
         Cash                                               $        19,264       $        1,000
         Cash-restricted                                                  -              107,957
         Accounts receivable,
           net of allowance for doubtful accounts
           of $150,000 as of September 30, 2000 and
           $112,941 as of December 31, 1999                       1,077,546              333,639
         Common stock receivable                                          -               50,000
         Inventory                                                   20,989                    -
         License, net of accumulated amortization                   187,500                    -
         Other current assets                                         5,823               23,220
                                                            ---------------       --------------
              Total Current Assets                                1,311,122              515,816

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization                                       470,257              402,396

OTHER ASSETS:
         Customer lists, net                                        163,436              205,436
         Product license, copyrights, trademark
         and concept, net                                           145,925              183,425
         Covenant not to compete, net                                29,185               36,685
         Loan receivable-related party                               15,054               12,750
         Investment in non-marketable equity securities             937,500                    -
                                                            ---------------       --------------

              Total Assets                                  $     3,072,479       $    1,356,508
                                                            ===============       ==============


The accompanying notes are an integral part of the consolidated financial statements.

INETVISIONZ.COM, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                              (Unaudited)
                                                             September  30,        December 31,
                                                                  2000                 1999
                                                            ---------------       --------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
         Accounts payable and accrued expenses              $     1,436,338       $    1,164,457
         Deferred consulting revenues                               375,000                    -
         Deferred tuition                                                 -               90,451
         Loan payable, bank                                               -              100,015
         Notes payable, related parties, net of debt
           discount                                                 219,583              250,000
         Advances, related parties                                  529,543                    -
         Convertible debt                                           250,000                    -
                                                            ---------------       --------------
              Total Current Liabilities                           2,810,464            1,604,923

SHAREHOLDERS' EQUITY (DEFICIT):
         Common stock; $0.001 par value,  71,428,571
           shares authorized, 11,840,959 and 11,007,626
           shares issued and outstanding, respectively               11,841               11,007
         Committed shares                                           550,000                    -
         Additional paid in capital                               3,634,176            3,052,410
         Accumulated deficit                                     (3,934,002)          (3,311,832)
                                                            ---------------       --------------
              Total Shareholders' Equity (Deficit)                  262,015             (248,415)
                                                            ---------------       --------------

         Total Current Liabilities and
           Shareholder's Equity (Deficit)                   $     3,072,479        $   1,356,508
                                                            ===============        =============


The accompanying notes are an integral part of the consolidated financial statements.

INETVISIONZ.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                              (unaudited)          (unaudited)
                                                              Nine months          Nine months
                                                                 ended                ended
                                                             September 30,         September 30,
                                                                  2000                 1999
                                                            ---------------       --------------
         NET REVENUES                                       $     3,677,397       $    1,957,085

         COST OF REVENUES                                           865,421              774,945
                                                            ---------------       --------------

         GROSS PROFIT                                             2,811,976            1,182,140

         OPERATING EXPENSES                                       3,434,146            1,598,923
                                                            ---------------       --------------

         NET INCOME (LOSS)                                  $      (622,170)      $     (416,783)
                                                            ---------------       --------------

         NET INCOME (LOSS) PER SHARE                        $         (0.05)      $        (0.05)
                                                            ---------------       --------------
           basic and diluted

         WEIGHTED AVERAGE NUMBER OF SHARES
           OUTSTANDING
             basic and diluted                                   11,348,623            8,510,936
                                                            ---------------       --------------


                                                              (Unaudited)          (Unaudited)
                                                              Three months         Three months
                                                                 ended                ended
                                                              September 30,        September 30,
                                                                  2000                 1999
                                                            ---------------       --------------
         NET REVENUES                                       $       986,258       $      527,780

         COST OF REVENUES                                           206,244              210,723
                                                            ---------------       --------------

         GROSS PROFIT                                               780,014              317,057

         OPERATING EXPENSES                                       1,680,808              623,912
                                                            ---------------       --------------

         NET INCOME (LOSS)                                  $      (900,794)      $     (306,855)
                                                            ---------------       --------------

         NET INCOME (LOSS) PER SHARE                        $         (0.08)      $        (0.03)
                                                            ---------------       --------------
         basic and diluted

         WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING
         basic and diluted                                       11,632,168            8,813,990
                                                            ---------------       --------------

The accompanying notes are an integral part of the consolidated financial statements.

INETVISIONZ.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                                                    (Unaudited)           (Unaudited)
                                                                                    Nine months           Nine months
                                                                                       ended                 ended
                                                                                    September 30,         September 30,
                                                                                        2000                  1999
                                                                                   ---------------       --------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                  $      (622,170)      $     (415,179)
                                                                                   ---------------       --------------

         ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
         OPERATING ACTIVITIES:
         Depreciation and amortization                                                     287,500              170,711
         Non-cash revenue                                                                 (562,500)                  --
         Debt discount amortization                                                         62,183                   --
         Fair market value of options granted for legal fees                               240,000                   --
         Changes in operating assets and liabilities
         Accounts receivable, net                                                         (743,907)              28,739
         License                                                                          (250,000)                  --
         Other current assets                                                               (3,592)               8,985
         Accounts payable and accrued expenses                                             271,881               31,715
         Deferred tuition revenue                                                          (90,451)              27,000
                                                                                   ---------------       --------------

              Total adjustments                                                           (788,886)             267,150
                                                                                   ---------------       --------------
              Net cash used in operating activities                                     (1,411,056)            (148,029)
                                                                                   ---------------       --------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash-restricted (restriction released)                                            107,957                   --
         Advances on loan receivable                                                        (2,304)             (12,750)
         Payments to acquire property, equipment and intangibles                          (205,861)            (171,168)
                                                                                   ---------------       --------------

              Net cash used in investing activities                                       (100,208)            (183,918)
                                                                                   ---------------       --------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from advances payable, related parties                               529,543              549,205
         Proceeds from notes payable, related parties                                      250,000                   --
         Repayment of loan payable, bank                                                  (100,015)              95,970
         Proceeds from collection of common stock receivable                                50,000                   --
         Proceeds from convertible debt                                                    250,000                   --
         Proceeds from committed stock                                                     550,000
                                                                                   ---------------       --------------
              Net cash provided by financing activities                                  1,529,528              645,175
                                                                                   ---------------       --------------

         NET INCREASE IN CASH                                                               18,264              313,228

         CASH, beginning of period                                                           1,000                4,066
                                                                                   ---------------       --------------

         CASH, end of period                                                                19,264              317,294
                                                                                   ===============       ==============


See the accompanying notes to consolidated financial statements for non-cash financing and investing activities.


The accompanying notes are an integral part of the consolidated financial statements.

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the 9 Months ended September 30, 2000 and 1999)

NOTE 1   BASIS OF PRESENTATION

The financial statements of iNetVisionz.com, Inc. (the "Company") for the three and nine months ended September 30, 2000 and 1999 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1999 included in the Company's Form 10. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of Inetvisionz.com, Inc. (the "Parent"), and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

BUSINESS ACTIVITY:

The Company is in the business of providing technology training services, technology consulting, and technology job placement services.

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

INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES:

The Company owns 50% of the outstanding common stock of LiquidationBid.com, Inc., a start-up company. This investment is accounted for by the equity method, as the Company does not have control.

There is no cost basis in this investment and there are no assets, liabilities nor operating activities of the investee. Pursuant to APB 18, "The Equity Method of Accounting for Investments in Common Stock," there are no recorded amounts included in the financial statements.

The Company entered into an agreement with RxAlternative.com, Inc. ("RxAlternative") in which it received stock as compensation for services provided to RxAlternative, which is valued at $937,500 (see Note 7).

LICENSE:

The Company paid $250,000 in June 2000 for a 12 month distributor and user license agreement with a software company (Preference Technologies, Inc.), which will be amortized on a straight-line basis over the contractual life of the agreement. The program will be used for the e-marketing of software for web site development.

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

See Note 11 for segment disclosures.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended SFAS 137, is effective for financial statements for all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of the adoption of this standard on its results of operations, financial position or cash flows.

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

Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenues during 2000. Management's plans also include the sale of additional equity securities and debt financing from related parties and outside third parties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

NOTE 4   MAJOR CUSTOMERS

During the three and nine months ended September 30, 2000, revenues from the three largest customers accounted for approximately 36% and 30% of total revenues and 55% and 44% of education and job placement revenues, respectively. Included in accounts receivable at September 30, 2000 is approximately $860,000 due from these customers.

Also during the three and nine months ended, one customer (RxAlternative) accounted for approximately 49% and 56% of technological revenues and 11% and 15% of total revenues, respectively.

NOTE 5   PAYABLES TO RELATED PARTIES

The Company has various notes payable and advances to related parties. The notes payable consists of the following at September 30, 2000:

         Unsecured promissory notes, bearing interest at 9%
         per annum, principal and interest due on the maturity
         date. Pursuant to this agreement, the maturity date
         shall be one year from the execution date of the
         promissory note (March 2001), net of unamortized
         discount of $30,417.
                                                                     $219,583
                                                                     ========


The total interest expense on the above notes for the three and nine month periods ended September 30, 2000 was approximately $8,000 and $25,500, respectively.

In addition, in connection with the unsecured promissory notes, the Company issued warrants to purchase a total of 100,000 shares of common stock at $0.80 per share, expiring March 2003, immediately exercisable. The warrants were valued at $73,000 (based on Black-Scholes computation under SFAS 123) which was recorded as a debt discount and will be amortized over the life of the promissory note. The related interest expense recognized for the debt discount amortization for the three and nine month periods ended September 30, 2000 was approximately $18,000 and $42,500, respectively.

In addition, the Company, from time to time, received advances from other related parties. The advances from related parties are unsecured, non-interest bearing and payable on demand. At September 30, 2000, the advances amounted to $529,543.

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

In connection with this discounted conversion feature the Company recorded $19,600 of debt discount. The Company will amortize the debt discount over the period the debt was issued to the date it becomes exercisable and has recognized $15,843 and $19,600 in interest expense for the three and nine months ended September 30, 2000, respectively.

NOTE 7  CONTRACTS

The Company entered into agreements with RxAlternative to develop two websites starting January 2000 and provide monthly technical support and maintenance services over a period of one year. Pursuant to these agreements, the Company received 750,000 shares of RxAlternative's (a private company) restricted common shares (4.17% undiluted interest of RxAlternative) valued at $1.25 per share (based on mutual agreement by both parties and less than recent private sales of RxAlternative stock) for total revenues of $937,500, $375,000 of which was deferred at September 30, 2000 based on the Company's estimates of percentages completed. The Company was also granted 100,000 stock options to purchase 100,000 shares of common stock at $1.00 per share. In a separate agreement, the Company will also receive $10,000 per month for maintenance services for up to 40 man-hours of services rendered and plans to record this revenue over the term of the agreement upon satisfactory completion of services and acceptance by RxAlternative.

In June 2000, the Company entered into an agreement with Lawrence W. Horwitz, a member of the Company's board of directors to develop three websites for $250,000 which was recognized as revenue in the period ended June 30, 2000 as the web site related to the contract were accepted by the customer with no further performance obligations.

In May 2000, the Company entered into an agreement with perFORMplace.com, an unrelated party, to develop their web site for a total of $240,000 to be received through December 2000. The Company received approximately $116,000 during the quarter, recognizing the amount as revenue based on its estimate of percentage of completion.

NOTE 8 STOCK ACTIVITY

In August 2000, the Company issued 833,333 shares of common stock to related parties. This issuance was in connection with the conversion of notes payable totalling $250,000. The beneficial conversion price of $0.30 per share was recognized as a beneficial conversion of $250,000 in fiscal 1999 when the notes were first executed.

In September 2000, the Company committed to issue 1,000,000 shares of preferred stock at a price of $0.50 per share for a total of $500,000. In addition, the Company committed to issue 50,000 additional shares of preferred stock at a price of $1.00 per share for a total of $50,000. The shares have been authorized by both the shareholders and the board of directors. Once the amended articles are effective, the shares will be distributed pursuant to the agreements.

NOTE 9  STOCK OPTIONS

During the nine months ended September 30, 2000, the Company was authorized to issue 1,000,000 shares to employees, consultants and directors, of which 200,000 have been granted to an employee at $1.00 per share. The shares granted will result in compensation expense of $0 under APB 25.

In addition, the Company issued 100,000 warrants in connection with the related party notes (see Note 5).

In 1999, the Company entered into an agreement with one of its directors in which the director (Mr. Lawrence W. Horwitz) received options to acquire 300,000 shares of stock at $1.75 per share. Under the terms of the option agreement, 225 options vest for each hour of service provided by Mr. Horwitz on behalf of the Company. The exercise price of $1.75 is payable as follows: $1.00 in services at the value of $225 per hour and $0.75 in cash. During the current year, the director received 240,000 options for services provided which was valued as $240,000 of legal expense. In addition, the Company incurred in additional $68,822 of legal expense that is recorded in accrued expenses.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 in the quarter ended September 30, 2000; such adoption did not have a material effect on the financial statements.

NOTE 10  PAYROLL TAX LIABILITY

In April 2000, the Company negotiated a payment plan on its delinquent payroll taxes including an estimated $154,000 in interest and penalties. Under the payment plan, the Company will make monthly payments of $15,000 until the liability is fully paid off. The remaining liability at September 30, 2000 is approximately $320,000.

NOTE 11  SEGMENT INFORMATION

The Company's principal segments are:

         - Provide education through distant learning environment using the internet and traditional classroom settings, and permanent placement of technical personnel with the Company's customers.

         -    Provide corporations e-commerce solutions through web consulting.

Financial information about industry segments as of and for the nine months ended September 30, 2000 and 1999 is as follows:

                                                                              Nine Months ended September 30,
                                                                               2000                    1999
                                                                         ---------------          --------------
         Operating revenues:
              Education and placement                                    $     2,680,847          $    1,957,085
              Technological consulting                                           996,550                       -
                                                                         ---------------          --------------

              Total operating revenues                                   $     3,677,397          $    1,957,085
                                                                         ===============          ==============

         Operating income (loss):
              Education and placement                                    $      (752,482)         $     (416,783)
              Technological consulting                                           130,312                       -
                                                                         ---------------          --------------

              Net operating income (loss)                                $      (622,170)         $     (416,783)
                                                                         ===============          ==============

         Identifiable assets:
               Education and placement                                   $     1,862,303          $    1,716,473
              Technological consulting                                         1,210,176                       -
                                                                         ---------------          --------------

              Total                                                      $     3,072,479          $    1,716,473
                                                                         ===============          ==============


Operating income (loss) is revenues minus operating expenses, including allocation of corporate expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.

NOTE 12  SUBSEQUENT EVENTS

From October 1, 2000 through November 15, 2000, the Company's wholly owned subsidiary issued 500,000 shares of stock to outside investors at a price of $0.60 per share for a total of $300,000.

Also, from October 1, 2000 through November 15, 2000, the Company committed to issue an additional 250,000 shares of preferred stock at a price of $1.00 per share for a total of $250,000.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1999 (UNAUDITED).

Revenues for the nine month period ended September 30, 2000 increased by 88% to $3,677,397 from $1,957,085 in the year ago period. Of the total increase, $723,762 is from education and placement revenues and $996,550 is from technological consulting revenues. Education revenue increases are due to increased classes and students that reflect the strong demand in the marketplace for technical training. Technological consulting revenues began in the second quarter, and represent $562,500 non-cash sales relating to RxAlternative, $250,000 in cash sales to a related party and $184,050 in cash sales to unrelated third parties.

The increase in gross profit from 60.4% in last year's nine months ended September 30, 1999 to 76.5% in the current nine month period, reflects better management and cost control by the Company in the current period. The Company hired several instructors on a full time basis resulting in a decrease in cost of sales percentage as compared to prior periods when the Company used outside contractors at three to four times cost of an on staff instructor. In addition, the Company earned $996,550 in its new technology consulting segment which produced a higher than average gross margin due to the nature of the work performed.

Operating expenses increased to 93.4% of revenue in the nine months ended September 30, 2000 as compared to 81.7% of revenue in the last years period. The Company had $3,434,146 in operating expenses for the nine months ended September 30, 2000, as compared to $1,598,923 of such expense for the same period in 1999. The increase in operating expenses is primarily attributed to the increase in facilities and the increase in number of employees and key personnel to accommodate the growing needs of the Company.

As a result of the above factors, net loss increased to $622,170 or $0.05 per share in 2000 from a net loss of $416,783 or $0.05 per share in 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED).

Revenues for the three month period ended September 30, 2000 increased 87% to $986,258 from $527,780 in the year ago period. Of the total increase, $230,928 is from education and placement revenues and $227,550 is from technological consulting revenues. Education revenue increases are due to increased classes and student count that reflect strong demand in the marketplace for technical training. Technological consulting revenues represent $112,500 non-cash sales relating to RxAlternative and $115,050 in cash sales to unrelated third parties.

The increase in gross profit from 60.1% in last year's three months ended September 30, 1999 to 79.1% reflects better management and cost control by the Company in the current period. The Company hired several instructors on a full time basis resulting in a decrease in cost of sales percentage as compared to prior periods when the Company used outside contractors at three to four times cost of an on staff instructor. In addition, the Company earned $227,550 in its new technology consulting segment which produced a higher than average gross margin due to the nature of the work performed.

Operating expenses increased to 170% revenue in the three months ended September 30, 2000 as compared to 118% of revenue in the last years period. The Company had $1,680,808 in operating expenses for the quarter ended September 30, 2000, as compared to $623,912 of such expense for the same period in 1999. The increase in operating expenses is primarily attributed to the increase in facilities and the increase in number of employees and key personnel to accommodate the growing needs of the Company.

As a result of the above factors, net loss increased to $900,794 or $0.08 per share in 2000 from a net loss of $306,855 or $0.03 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash and cash equivalent balance of $19,264 as compared to $1,000 as of December 31, 1999.

Gross accounts receivable in September 30, 2000 was approximately $1,228,000 or 39% of the cash revenues recorded for the nine month period ended September 30, 2000. These accounts primarily represent sales of $860,000 to customers that are traditionally slow payers; of this total, approximately $200,000 has been collected since September 30, 2000. Management routinely assessed the collectibility of these receivables and maintains reserves that are adequate based on management's detailed analysis and historical experience.

The Company increased cash flows used in operations by $1,263,027 from $148,029 to $1,411,056 for the nine months ended September 30, 1999 and 2000, due primarily to payments for a license and increased operating activity related to the Company's growth.

Net investing activities consumed $100,208 for the nine months ended compared to 183,918 in the corresponding period last year.

Cash provided by financing activities amounted to $1,529,528 as compared to $645,175 in the same period last year. The increase primarily reflects increased borrowing from related parties, convertible debentures and cash received for omitted shares.

The Company intends to fund future capital expenditures and working capital requirements through anticipated cash flow from acquisitions. Although the Company believes that this funding will be sufficient, the Company may also consider the use of funds from other extant sources, including, but not limited to, public or private offerings of debt or equity. The Company's auditors have issued a going concern opinion for the year ended December 31, 1999. While management believes that private sources of funding should be sufficient to continue as its operations, there is no guarantee that such funding will be available to the Company as needed or on terms favorable to the Company.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In management's opinion, there are no material litigation matters pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In December 1999, Laguna Pacific Partners, LLP and Knightrider Investments, Inc. provided $150,000 and $100,000 respectively through a secured promissory note financing. In August 2000, the Company determined that it would be unable to pay back these sums and as a result, the Company negotiated to convert each of these investments into 475,000 shares to Strawberry Canyon Capital, Inc., 25,000 to Laguna Pacific Partners, LLP and 333,333 shares to Knightrider Investments, Inc. Strawberry Canyon Capital Inc. paid to Laguna Pacific Partners, LLP under this bridge facility. Lawrence W. Horwitz, Director, is the sole shareholder of Strawberry Canyon Capital, Inc. one of the general partners of Laguna Pacific Partners, LLP. Laguna Pacific Partners, LLP and Knightrider Investments, Inc. are accredited investors. The Company relied upon an exemption from registration available under Section 4(2) of the Act when issuing these securities to these investors.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         The Registrant has engaged Corbin & Wertz, certified public accountants, 2603 Main Street, Suite 600 Irvine, California 92614 ("Corbin & Wertz") as its independent accountants for all accounting purposes related to the Registrant's business operations and the Registrant's reporting requirements. Corbin & Wertz replaced Kabani & Company, Inc., Certified Public Accountants, as the Registrant's principal accountants as of August 14, 2000 ("Kabani") for this purpose. The principal accountants' report on the financial statements of the Registrant contained no adverse opinion or a disclaimer of opinion, or was qualified nor modified as to audit scope, or accounting principles. The principal accountants' report included an explanatory paragraph describing an uncertainty regarding the Company's ability to continue as a going concern. The engagement of Corbin & Wertz was approved by the Board of Directors.

         During the Registrant's two most recent fiscal years and any subsequent interim period preceding such registration, declination, or dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing to report under Item 304 (a) (1) (v) (A) through
(D).

         A copy of the form 10-QSB for the quarter ended on June 30, 2000 was sent to Kabani and a letter from Kabani is attached hereto as Exhibit 16.1, stating whether or not they agree with the disclosures contained in the form 10-QSB .

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

         16.1     Letter from Kabani & Company, Inc.

         27.1     Financial Data Schedule

         (b)  Reports on Form 8-K

                  On July 13, 2000, the Company filed a Form 8-K to report that Mr. Mahin Samadani resigned from his position as a director.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INETVISIONZ.COM, INC.


Dated: November 20, 2000           /s/  Noreen Khan
                                   ------------------------------------
                                   Noreen Khan,
                                   Chief Executive Officer and Director