Form 10QSB/A
period 2000-03-31
INETVISIONZ INC
filed 2001-04-05
CIK 1102997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number:  000-28845
                         ---------

                              INETVISIONZ.COM, INC.

        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                           33-0285179
----------------------------                        ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

6033 West Century Blvd., Ste. 500, Los Angeles, CA                    90045
--------------------------------------------------               ---------------
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

                                    Yes X    No

     The issuer had 11,007,626 shares outstanding as at March 31, 2000.

Transitional Small Business Disclosure Format (check one):

                                    Yes      No X

                              INETVISIONZ.COM, INC.

                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

        Letter from Accountant                                                 3

        Comparative Consolidated Balance Sheets for the 3 months
        ended March 31, 2000 (unaudited) and December 31, 1999                 4

        Comparative Unaudited Consolidated Statements of Operations
        for the 3 months ended March 31, 2000 and March 31, 1999               6

        Comparative Unaudited Consolidated Statements of Cash Flows
        for the 3 months ended March 31, 2000 and March 31, 1999               7

        Notes to Unaudited Consolidated Financial Statements                   8

Item 2. Management's  Discussion  and  Analysis  of  Financial
        Condition  and Results of Operation                                   17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 2. Changes in Securities and Use of Proceeds                             19

Item 3. Defaults Upon Senior Securities                                       19

Item 4. Submission of Matters to a Vote of Security Holders                   19

Item 5. Other Information                                                     19

Item 6. Exhibits and Reports of Form 8-K                                      19

          (a)  Exhibits
          (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.

INETVISIONZ.COM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                          (Unaudited)
                                                            March 31    December 31
                                                              2000          1999
                                                           ----------    ----------

ASSETS
CURRENT ASSETS
         Cash                                              $   43,605    $    1,000
         Cash-restricted                                           --       107,957
         Accounts receivable,
           net of allowance for doubtful accounts
           of $173,000 as of March 31, 2000 and
           $113,000 as of December 31, 1999                   630,131       333,639
         Common stock receivable                                   --        50,000
         Other current assets                                  10,635        23,220
                                                           ----------    ----------
              Total current assets                            684,371       515,816

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization                                 486,377       402,396

OTHER ASSETS:

         Customer lists, net                                  191,436       205,436
         Product license, copyrights, trademark
         and concept, net                                     170,925       183,425
         Covenant not to compete, net                          34,185        36,685
         Loan receivable-related party                         13,750        12,750
         Investment in non-marketable equity securities       862,500            --
                                                           ----------    ----------

              Total assets                                 $2,443,544    $1,356,508
                                                           ==========    ==========

INETVISIONZ.COM, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                          (Unaudited)
                                                            March 31    December 31
                                                              2000          1999
                                                           ----------    ----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
         Accounts payable and accrued expenses             $1,246,245    $1,164,457
         Deferred tuition                                      37,352        90,451
         Deferred consulting revenues                         862,500            --
         Loan payable, bank                                        --       100,015
         Notes payable, related parties, net of
           debt discount                                      403,833       211,000
          Advances, related parties                            80,000            --
                                                           ----------    ----------
              Total current liabilities                     2,629,930     1,565,923

STOCKHOLDERS' DEFICIT
         Common stock; $0.001 par value,
         71,428,571 shares authorized,
         11,007,626 shares issued and outstanding              11,007        11,007
         Additional paid in capital                         5,456,149     5,326,873
         Accumulated deficit                               (5,653,542)   (5,547,295)
                                                           ----------    ----------
              Total stockholders' deficit                    (186,386)     (209,415)
                                                           ----------    ----------
         Total current liabilities and                     $2,443,544    $1,356,508
         stockholders' deficit                             ===========   ==========

INETVISIONZ.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999,
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                          (unaudited)             (unaudited)
                                                       Three months ended     Three months ended
                                                         March 31, 2000         March 31, 1999
                                                       ------------------     ------------------

NET REVENUES                                               $1,009,634             $  725,711

COST OF REVENUES                                              354,866                281,953
                                                           ----------             ----------

GROSS PROFIT                                                  654,768                443,758

OPERATING EXPENSES                                            738,307              1,194,238

INTEREST EXPENSE                                               22,708                 70,402
                                                           ----------             ----------
NET LOSS                                                   $ (106,247)            $ (820,882)
                                                           ==========             ==========

NET LOSS PER SHARE                                         $    (0.01)            $    (0.12)
 basic and diluted                                         ==========             ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
basic and diluted                                          11,007,626              6,906,857
                                                           ==========             ==========

INETVISIONZ.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                           (Unaudited)            (Unaudited)
                                                             as at                  as at
                                                         March 31, 2000         March 31, 1999
                                                       ------------------     ------------------

CASH FLOWS  FROM OPERATING ACTIVITIES:
Net loss                                                   $ (106,247)            $ (820,882)
                                                           ----------             ----------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
IN OPERATING ACTIVITIES:
Depreciation and amortization                                  70,676                 70,000
Options and stock compensation                                 56,276                742,500
Debt discount amortization and interest expense recorded
 on beneficial conversion                                      15,833                 70,402
Changes in operating assets and liabilities:
Accounts receivable                                          (296,492)                (8,578)
Other current assets                                           12,585                 (7,124)
Accounts payable and accrued expenses                          81,788                 (5,982)
Deferred tuition                                              (53,099)               (83,338)
                                                           ----------             ----------
     Total adjustments                                       (112,433)               777,880
                                                           ----------             ----------
     Net cash used in operating activities                   (218,680)               (43,002)
                                                           ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash-restricted (restriction released)                        107,957                     --
Advances on loan receivable                                    (1,000)                (2,300)
Payments to acquire property, equipment and intangibles      (125,657)               (75,000)
                                                           ----------             ----------
     Net cash used in investing activities                    (18,700)               (77,300)
                                                           ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party advances                       80,000                (51,402)
Proceeds from notes payable, related parties                  250,000                 70,402
Proceeds from private placements                                   --                 75,000
Repayment of loan payable, bank                              (100,015)                    --
Proceeds from collection of common stock receivable            50,000                 23,692
                                                           ----------             ----------
     Net cash provided by financing activities                279,985                117,692
                                                           ----------             ----------
NET INCREASE (DECREASE) IN CASH                                42,605                 (2,610)
CASH, beginning of period                                       1,000                  4,066
                                                           ----------             ----------
CASH, end of period                                        $   43,605             $    1,456
                                                           ==========             ==========

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (Unaudited for the 3 Months ended March 31, 2000 and 1999)


NOTE 1    BASIS OF PRESENTATION

The financial statements of iNetVisionz.com, Inc. (the "Company") for the three months ended March 31, 2000 and 1999 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1999 included in the Company's Amended Form 10-SB filing dated April 2001. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

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

The Company also provides tuition services and technical training under Federal and State funded Job Training Programs, which are as follows:

Job Training Placement Act ("JTPA"): The Company currently has yearly contracts with nine Southern California organizations under the JTPA. Pursuant to these agreements, the Company recognizes tuition revenue at various stages after services have been performed without any further contingencies or performance obligations, and thereby have earned the right to receive and retain payments for services billed. A summary of the various stages is as follows:

25% - Upon enrollment in the training program and attainment of one learning objective of core training (not less than 15 hours) and submission of verification of enrollment, timesheets and corresponding invoice by the Company to the respective agency.

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (Unaudited for the 3 Months ended March 31, 2000 and 1999)


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Employment Training Panel ("ETP") - The Company currently has a contract under the ETP and is funded by the State of California. Pursuant to this agreement, the Company recognizes tuition revenue after services have been completed without any further contingencies or performance obligations, and thereby have earned the right to receive and retain payments for services billed. The Company is entitled to receive progress payments at various stages, a summary of which is as follows:

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

CONSULTING REVENUES

The Company recognizes revenue upon permanent placement of technical personnel with the Company's customers at revenue amounts to be determined on an individual basis. In the event that the employer of the permanently placed candidate is dissatisfied with the candidate's performance within the initial 30 days of employment, the Company would be obligated to replace the candidate at no cost, provided the employer has paid its fees in full. The Company recognizes revenues 30 days after satisfactory placement of technical personnel.

The Company also provides computer consulting and technical support on internal computer networks on an hourly basis and temporary placement of technical personnel in exchange for a percentage of their hourly wages rates. The Company implements primarily internet based business plans developed internally and externally. The Company recognizes revenues for these services in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, in that revenues from multiple software arrangements will be allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the contracts will not be recognized until the entire contract is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenue as each element is completed and accepted by the customer. For contracts that require significant production, modification or customization of software, the Company applies percentage of completion contract accounting in conformity with ARB No. 45 and SOP 81-1.

The Company recognizes consulting and technical support revenues only when no further contingencies or material performance obligations are warranted, and thereby would have earned the right to receive and retain payments for services performed and billed.

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (Unaudited for the 3 Months ended March 31, 2000 and 1999)


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

DEFERRED TUITION REVENUES

Deferred tuition revenue represents amounts received as non-refundable deposits on student enrollments for which, the revenue is not yet recognizable as the services have not yet been performed. The deposits received are non-refundable. However, the Company honors delayed enrollments at a future date, for as long as a timely notice as determined on an individual basis is provided to the Company.

DEFERRED CONSULTING REVENUES

Deferred consulting revenues represents amounts received for providing future computer consulting and technical support that have not yet been earned.

INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES

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

The  Company   entered   into  an   agreement   with   RxAlternative.com,   Inc.
("RxAlternative") in which it received stock as compensation for services to be provided to RxAlternative, which is valued at $862,500 (see Note 6).

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

During the quarter ended March 31, 2000 and 1999, the Company operated primarily to provide education through the Internet and traditional classroom tuition, which accounted for 98% and 100% of the Company's operations, respectively. The other 2% of the Company's operation during these periods was in the web-consulting and e-commerce division. Therefore, no separate segment disclosures have been provided in these financial statements.

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (Unaudited for the 3 Months ended March 31, 2000 and 1999)


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

In  March  2000,  the  FASB  issued  FASB  Interpretation  No.  44  ("FIN  44"),
"Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of these provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

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

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (Unaudited for the 3 Months ended March 31, 2000 and 1999)


NOTE 4    MAJOR CUSTOMER

During the quarter ended March 31,2000 and 1999, revenues under the JTPA accounted for approximately 45% and 34%, respectively, of total revenues. Included in accounts receivable at March 31, 2000 is approximately $270,000 due from various agencies under the JTPA.

NOTE 5    PAYABLES TO RELATED PARTIES

The Company has various notes payable and advances to related parties. The notes payable consists of the following at March 31, 2000:

     Unsecured  promissory  notes,  bearing  interest  at 8%  per annum,  principal  and interest  due on the  maturity  date.
     Pursuant to this  agreement,  the maturity date shall be one
     year  from  the  execution  date  of  the  promissory   note
     (December  2000) or the  raising  of at least $1  million in equity financing,  whichever is earlier,  net of unamortized
     discount of $29,250.                                             $  220,750

     Unsecured  promissory  notes,  bearing  interest  at 9%  per annum,  principal  and interest  due on the  maturity  date.
     Pursuant to this  agreement,  the maturity date shall be one year from the execution date of the  promissory  note (March
     2001), net of unamortized discount of $66,917.                      183,083
                                                                      ----------
                                                                      $  403,833
                                                                      ==========

The total interest expense accrued on the above notes for the three month period ended March 31, 2000 was approximately $7,000.

In addition, in connection with the 9% unsecured promissory notes, the Company issued warrants to purchase a total of 100,000 shares of common stock at $0.80 per share, expiring in March 2003, immediately exercisable. The warrants were valued at $73,000 (based on Black-Scholes computation under SFAS 123) which was recorded as a debt discount and an increase to additional paid-in capital and will be amortized over the life of the promissory note.

The related interest expense recognized for the debt discount amortization for the three month period ended March 31, 2000 was approximately $16,000.

In addition, the Company, from time to time, received advances from other related parties. The advances from related parties are unsecured, either non-interest bearing or bearing interest at 7% and payable on demand or within 180 days. At March 31, the advances totaled $80,000.

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (Unaudited for the 3 Months ended March 31, 2000 and 1999)


NOTE 6    CONTRACTS

The Company entered into agreements with RxAlternative to develop two websites starting January 2000 and provide monthly technical support and maintenance services over a period of one year. Pursuant to these agreements, the Company received 750,000 shares of RxAlternative's (a private company) restricted common shares (4.17% undiluted interest of RxAlternative) valued at $1.15 per share (based on recent private sales of RxAlternative stock) for total revenues of $862,500, all of which was deferred at March 31, 2000 as the Company had not yet begun the project. The Company was also granted 100,000 stock options to purchase 100,000 shares of common stock at $1.00 per share. In a separate agreement, the Company will also receive $10,000 per month for maintenance services for up to 40 man-hours of services rendered and plans to record this revenue over the term of the agreement upon satisfactory completion of services and acceptance by RxAlternative.

NOTE 7    STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2000, the Company issued options to purchase 809,000 shares at $1.00 per share to employees, directors and various third parties. As the fair value was less than the exercise price, no expense was recorded under APB 25 for options issued to employees and directors; $37,630 of expense was recorded under SFAS 123 for options issued to various third parties.

In 1999, the Company entered into an agreement with one of its directors in which the director (Mr. Lawrence W. Horwitz) received options to acquire 300,000 shares of stock at $1.75 per share. Under the terms of the option agreement, 225 options vest for each hour of service provided by Mr. Horwitz on behalf of the Company. The exercise price of $1.75 is payable as follows: $1.00 in services at the value of $225 per hour and $0.75 in cash. During the three months ended March 31, 2000, the director vested in 18,646 options for services provided which was recorded as $18,646 of accrued legal expense.

In addition, the Company issued 100,000 warrants in connection with the related party notes (see Note 5).

The Company cancelled 171,000 options during the quarter ended March 31, 2000.

NOTE 8    PAYROLL TAX LIABILITY

In April 2000, the Company negotiated a payment plan on its delinquent payroll taxes including approximately $154,000 in interest and penalties. Under the payment plan, the Company will make monthly payments of $15,000 until the liability is fully paid off. The related liability at March 31, 2000 is approximately $421,000.

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

THREE MONTHS ENDING MARCH 31, 2000 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDING MARCH 31, 1999 (UNAUDITED).

The following table sets forth certain items on a percentage of revenue:

                                                          (UNAUDITED)            (UNAUDITED)
                                                       Three Months Ended     Three Months Ended
                                                         March 31, 2000         March 31, 1999
                                                       ------------------     ------------------

Net Revenue                                                     100.0%                 100.0%
Cost of Revenue                                                  35.1%                  38.8%
                                                           ----------             ----------
Gross Profit                                                     64.9%                  61.2%

Operating Expenses                                               73.2%                 164.6%

Interest Expense                                                  2.2%                   9.7%
                                                           ----------             ----------

Net Loss                                                        (10.5%)               (113.1%)
                                                           ==========             ==========

Revenues for the three month period ended March 31, 2000 increased 39.1% to $1,009,634 from $725,711 in the year ago period, essentially all related to education. The revenue increase reflected strong demand in the technical training field

The increase in gross profit from 61.2% in last year's first quarter to 64.9%, in the current quarter, reflects better management and cost control by the Company in the current period. The Company hired several instructors on a full time basis resulting in decrease in cost of sales percentage as compared to prior periods when the Company used outside contractors at three to four times cost of an on staff instructor.

Operating expenses decreased to 73.2% of revenues in the quarter ended March 31, 2000 as compared to 164.6% of revenues in 1999. The Company had $738,207 in operating expenses for the quarter ended March 31, 2000, as compared to
$1,194,238 of such expense for the same period in 1999. The decrease is primarily attributed to a $686,000 reduction in non-cash stock option compensation expense, offset by increases in personnel costs to accommodate the growing needs of the Company.

Interest expense decreased from $70,402 in 1999 to $22,708 in 2000, due to reductions in non-cash interest expense. In 1999, the Company had beneficial conversion expense related to related-party notes payable that were converted in 1999. No such debt existed in 2000.

As a result of the above factors, net loss decreased to $106,247 or $0.01 per share in 2000 from $820,882 or $0.12 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and cash equivalent balance of $43,605 as compared to $1,000 as of December 31, 1999. Gross accounts receivable at March 31, 2000 was approximately $691,000 or 68% of the revenues recorded for the three month period ended March 31, 2000. These amounts represent sales of $422,000 to customers that are traditionally slow payers; of this total, approximately $229,000 has been collected through May 18, 2000. Management routinely assesses the collectibility of these receivables and maintains reserves that are adequate based on management's detailed analysis and historical experience.

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

The Company's independent certified public accountants have stated in their report included in the Company's Amended Form 10-SB, that the Company has incurred losses from operations, has negative cash flows from operations and has a net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash provided by financing activities amounted to $279,985 as compared to $117,692 in the same period last year. The increase primarily reflects borrowing from related parties.

Cash used in operating activities consumed $218,680 as compared to $43,002 in the same period last year, mainly due to increases in accounts receivable. The increase in accounts receivable by $296,492 in the current quarter is due to increase in business with Government agencies. The Governmental agencies are typically, slower in repayment of dues.

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

     None.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits: None

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INETVISIONZ.COM, INC.


Dated: April 3, 2001                    /s/ Noreen Khan
                                        ------------------------------------
                                        Noreen Khan,
                                        Chief Executive Officer and Director