Form 10QSB/A
period 2000-03-31
INETVISIONZ INC
filed 2001-04-05
CIK 1102997

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

                                    Yes      No  X

                              INETVISIONZ.COM, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        Balance Sheets                                                       3-4
        As of September 30, 2000 (unaudited) and December 31, 1999

        Consolidated Statements of Operations for the 9 months                 5
        and 3 months ended September 30, 2000 and September 30,
        1999 (unaudited)

        Consolidated Statements of Cash Flows for the 9 months ended           6
        September 30, 2000 and September 30, 1999 (unaudited)

        Notes to Consolidated Financial Statements                             7

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                             11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                    14

Item 2. Changes in Securities and Use of Proceeds.                            14

Item 3. Defaults Upon Senior Securities.                                      14

Item 4. Submission of Matters to a Vote of Security Holders.                  14

Item 5. Other Information.                                                    14

Item 6. Exhibits and Reports of Form 8-K.                                     14

          (a)  Exhibits
          (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INETVISIONZ.COM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                           (Unaudited)
                                                          September 30,          December 31,
                                                               2000                   1999
                                                           -----------            -----------

ASSETS

CURRENT ASSETS:
         Cash                                              $    19,264            $     1,000
         Cash-restricted                                            --                107,957
         Accounts receivable,
           net of allowance for doubtful accounts
           of $211,000 as of September 30, 2000 and
           $113,000 as of December 31, 1999                  1,017,003                333,639
         Common stock receivable                                    --                 50,000
         Inventory                                              20,989                     --
         License, net of accumulated amortization              187,500                     --
         Other current assets                                    5,823                 23,220
                                                           -----------            -----------
              Total current assets                           1,250,579                515,816

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization                                  470,257                402,396

OTHER ASSETS:
         Customer lists, net                                   163,436                205,436
         Product license, copyrights, trademark
         and concept, net                                      145,925                183,425
         Covenant not to compete, net                           29,185                 36,685
         Loan receivable-related party                          15,054                 12,750
         Investment in non-marketable equity securities        862,500                     --
                                                           -----------            -----------
              Total assets                                 $ 2,936,936            $ 1,356,508
                                                           ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
         Accounts payable and accrued expenses             $ 1,412,516            $ 1,164,457
         Deferred consulting revenues                          511,667                     --
         Deferred tuition                                           --                 90,451
         Loan payable, bank                                         --                100,015
         Notes payable, related parties, net of debt
           discount                                            269,583                211,000
         Advances, related parties                             424,000                     --
         Convertible debt                                      250,000                     --
         Accrued preferred stock dividends                       9,000                     --
                                                           -----------            -----------
              Total current liabilities                      2,876,766              1,565,923
                                                           -----------            -----------

SHAREHOLDERS' EQUITY (DEFICIT):
         Series A convertible preferred stock, $0.001
           par value, $0.025 per share quarterly
           cumulative dividend, 2,000,000 shares
           designated, 1,000,000 shares committed
           at September 30, 2000 (liquidation
           value $1,000,000)                                     1,000                     --
         Common stock; $0.001 par value, 71,428,571
           shares authorized, 11,840,959 and 11,007,626
           shares issued and outstanding, respectively          11,841                 11,007
         Additional paid in capital                          6,675,217              5,326,873
         Accumulated deficit                                (6,627,888)            (5,547,295)
                                                           -----------            -----------
              Total shareholders' equity (deficit)              60,170               (209,415)
                                                           -----------            -----------
         Total current liabilities and
           shareholders' equity (deficit)                  $ 2,936,936            $ 1,356,508
                                                           ===========            ===========

INETVISIONZ.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                           (unaudited)            (unaudited)
                                                           Nine months            Nine months
                                                              ended                  ended
                                                          September 30,          September 30,
                                                               2000                   1999
                                                           -----------            -----------

NET REVENUES                                               $ 3,465,730            $ 1,957,085

COST OF REVENUES                                               865,421                774,945
                                                           -----------            -----------

GROSS PROFIT                                                 2,600,309              1,182,140

OPERATING EXPENSES                                           3,185,844              2,566,423

INTEREST EXPENSE                                               328,058                281,610
                                                           -----------            -----------

NET LOSS                                                   $  (913,593)           $(1,665,893)
                                                           -----------            -----------

NET LOSS PER SHARE                                         $     (0.09)           $     (0.24)
                                                           -----------            -----------
  basic and diluted

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
    basic and diluted                                       11,470,589              7,071,579
                                                           -----------            -----------

                                                           (Unaudited)            (Unaudited)
                                                           Three months           Three months
                                                              ended                  ended
                                                          September 30,          September 30,
                                                               2000                  1999
                                                           -----------            -----------

NET REVENUES                                               $ 1,132,508            $   527,780

COST OF REVENUES                                               206,243                210,723
                                                           -----------            -----------

GROSS PROFIT                                                   926,265                317,057

OPERATING EXPENSES                                           1,378,744                736,412

INTEREST EXPENSE                                                45,468                105,604
                                                           -----------            -----------

NET LOSS                                                   $  (497,947)           $  (524,959)
                                                           -----------            -----------

NET LOSS PER SHARE                                         $     (0.06)           $     (0.07)
                                                           -----------            -----------
  basic and diluted

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
basic and diluted                                           11,840,959              7,201,024
                                                           -----------            -----------

INETVISIONZ.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                           (Unaudited)            (Unaudited)
                                                           Nine months            Nine months
                                                              ended                  ended
                                                          September 30,          September 30,
                                                               2000                   1999
                                                           -----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (913,593)           $(1,665,893)
                                                           -----------            -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization                                  287,500                170,711
Non-cash revenue                                              (517,500)                    --
Options and stock compensation                                 226,578                967,500
Debt discount amortization and interest
 expense recorded on beneficial conversion                     299,183                281,610
Changes in operating assets and liabilities:
  Accounts receivable, net                                    (683,364)                28,739
  License                                                     (250,000)                    --
  Other current assets                                          (3,592)                 8,985
  Accounts payable and accrued expenses                        248,059                 33,319
  Deferred tuition revenue                                     (90,451)                27,000
  Deferred consulting revenue                                  166,667                     --
                                                           -----------            -----------

     Total adjustments                                        (316,920)             1,517,864
                                                           -----------            -----------
     Net cash used in operating activities                  (1,230,513)              (148,029)
                                                           -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash-restricted (restriction released)                         107,957                     --
Advances on loan receivable, net                                (2,304)               (12,750)
Payments to acquire property, equipment
  and intangibles                                             (205,861)              (171,168)
                                                           -----------            -----------

     Net cash used in investing activities                    (100,208)              (183,918)
                                                           -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances, net                      424,000                192,595
Proceeds from notes payable, related parties                   300,000                281,610
Proceeds from private placements                                    --                 75,000
(Repayment) borrowings of loan payable, bank, net             (100,015)                95,970
Proceeds from collection of common stock receivable             50,000                     --
Proceeds from convertible debt                                 250,000                     --
Proceeds from preferred stock sales, net                       425,000                     --
                                                           -----------            -----------
     Net cash provided by financing activities               1,348,985                645,175
                                                           -----------            -----------

NET INCREASE IN CASH                                            18,264                313,228

CASH, beginning of period                                        1,000                  4,066
                                                           -----------            -----------

CASH, end of period                                        $    19,264            $   317,294
                                                           ===========            ===========

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the 9 Months ended September 30, 2000 and 1999)


NOTE 1    BASIS OF PRESENTATION

The financial statements of iNetVisionz.com, Inc. (the "Company") for the three and nine months ended September 30, 2000 and 1999 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1999 included in the Company's Amended Form 10-SB filing dated April 2000. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

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

The Company also provides tuition services and technical training under Federal and State funded Job Training Programs, which are as follows:

Job Training Placement Act ("JTPA"): The Company currently has yearly contracts with nine Southern California organizations under the JTPA. Pursuant to these agreements, the Company recognizes tuition revenue at various stages after services have been performed without any further contingences or performance obligations, and thereby have earned the right to receive and retain payments for services billed. A summary of the various stages is as follows:

25% - Upon enrollment in the training programs and attainment of one learning objective of core training (not less than 15 hours) and submission of verification of enrollment, timesheets and corresponding invoice by the Company to the respective agency.

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

CONSULTING REVENUES

The Company recognizes revenue upon permanent placement of technical personnel with the Company's customers at revenue amounts to be determined on an individual basis. In the event that the employer of the permanently placed candidate is dissatisfied with the candidate's performance within the initial 30 days of employment, the Company would be obligated to replace the candidate at no cost, provided the employer has paid its fees in full. The Company recognizes revenue 30 days after satisfactory placement of technical personnel.

The Company also provides computer consulting and technical support on internal computer networks on an hourly basis and temporary placement of technical personnel in exchange for a percentage of their hourly wages rates. The Company implements primarily internet based business plans developed internally and externally. The Company recognizes revenues for these services in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, in that revenues from multiple software arrangements will be allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the contracts will not be recognized until the entire contract is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenue as each element is completed and accepted by the customer. For contracts that required significant production, modification or customization of software, the Company applies percentage of completion contract accounting in conformity with ARB No. 45 and SOP 81-1.

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

The  Company   entered   into  an   agreement   with   RxAlternative.com,   Inc.
("RxAlternative") in which it received stock as compensation for services to be provided to RxAlternative, which is valued at $862,500 (see Note 7).

LICENSE:

The Company paid $250,000 and entered into a "Compact Disk Affiliate Agreement" with Preference Technologies, Inc. Under the terms of the agreement, the Company becomes a sponsor and distributor of Preference's Global Information Gateway ("GIG"). The Company is amortizing the license over its one-year term. At September 30, 2000, $62,500 has been amortized. The GIG is a marketing device that the Company uses to communicate with its existing and potential students and customers. The GIG provides its users with a personalized "gateway" to the Internet, where the Company may advertise and otherwise communicate with those parties on the GIG at any given time. The Company's user license expires concurrently with this License. In the event Preference Technologies would choose to terminate or otherwise refuse to continue to provide the GIG after the August 2001 termination date, the Company's management believes that its operations would not be materially effected. Prior to the formation of the GIG licensing arrangement, the Company utilized traditional marketing methods to secure its customers and students.

NET LOSS PER SHARE:

Basic and diluted net loss per share have been calculated based upon the weighted average number of common shares outstanding during the period and net loss less preferred stock dividends of $167,000 for the period ended September 30, 2000. Common equivalent shares have been excluded from the calculation of diluted earnings per share as their impact would be anti-dilutive.

SEGMENT:

The Company currently believes it operates in two business segments, which are as follows:

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the 9 Months ended September 30, 2000 and 1999)


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     - Provide education through the distant learning environment using the internet and traditional classroom setting and follow-on placement services;

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

NOTE 4    MAJOR CUSTOMERS

During the three and nine months ended September 30, 2000, revenues from the three largest customers accounted for approximately 32% and 31% of total revenues and 47% and 41% of education and job placement revenues, respectively. Included in accounts receivable at September 30, 2000 is approximately $860,000 due from these customers.

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the 9 Months ended September 30, 2000 and 1999)


NOTE 4    MAJOR CUSTOMERS, continued

Also during the three and nine months ended, one customer (RxAlternative) accounted for approximately 69% and 66% of technological revenues and 23% and 15% of total revenues, respectively.

NOTE 5    PAYABLES TO RELATED PARTIES

The Company has various notes payable and advances to related parties. The notes payable consists of the following at September 30, 2000:

     Unsecured  promissory  notes,  bearing  interest  at 9%  per annum,  principal  and interest  due on the  maturity  date.
     Pursuant to this  agreement,  the maturity date shall be one year from the execution date of the  promissory  note (March
     2001), net of unamortized discount of $30,417.                   $  219,583

     Unsecured promissory note, bearing interest at 9% per annum, principal  and interest due sixty days from the execution of the note (October  2000) or the raising of at least $200,000
     in equity financing, whichever is earlier                            50,000
                                                                      ----------
                                                                      $  269,583
                                                                      ==========

The total interest expense accrued on related-party notes for the three and nine month periods ended September 30, 2000 was approximately $6,500 and $24,000, respectively.

During the quarter ended June 30, 2000, the Company converted $250,000 of the related party notes to equity (see Note 8).

In addition, in connection with the March unsecured promissory notes, the Company issued warrants to purchase a total of 100,000 shares of common stock at $0.80 per share, expiring March 2003, immediately exercisable. The warrants were valued at $73,000 (based on Black-Scholes computation under SFAS 123) which was recorded as a debt discount and an increase to additional paid-in capital and will be amortized over the life of the promissory note.

The related interest expense recognized for debt discount amortization for the three and nine month periods ended September 30, 2000 was approximately $18,000 and $55,500, respectively.

In connection with the August unsecured promissory note, the Company issued warrants to purchase 834 shares of common stock at $0.80 per share, expiring August 2003, immediately exercisable. The value of the warrants were immaterial (based on Black-Scholes computation under SFAS 123) and thus were not recorded as a debt discount.

In addition, the Company, from time to time, received advances from other related parties. The advances from related parties are unsecured, either non-interest bearing or bearing interest at 7% and payable on demand or within 180 days. At September 30, 2000, the advances totaled $424,000.

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the 9 Months ended September 30, 2000 and 1999)

NOTE 6    CONVERTIBLE DEBENTURES

In June 2000, the Company issued a $250,000 secured convertible debenture bearing interest at a rate of 8%. The notes are convertible at one share of Company common stock per $0.75 principal amount of the debenture or 70% of the five day average of the ask price per share of the Company's common stock based on the five days preceding the notice of intent to convert.

In connection with this discounted conversion feature the Company recorded $19,600 of debt discount. The Company will amortize the debt discount over the period the debt was issued to the date it becomes exercisable and has recognized $15,843 and $19,600 in interest expense for the three and nine months ended September 30, 2000, respectively.

NOTE 7    CONTRACTS

The Company entered into agreements with RxAlternative to develop two websites starting January 2000 and provide monthly technical support and maintenance services over a period of one year. Pursuant to these agreements, the Company received 750,000 shares of RxAlternative's (a private company) restricted common shares (4.17% undiluted interest of RxAlternative) valued at $1.15 per share (based on recent private sales of RxAlternative stock) for total revenues of $862,500, $345,000 of which was deferred at September 30, 2000 based on the Company's estimates of percentage completed. The Company was also granted 100,000 stock options to purchase 100,000 shares of common stock at $1.00 per share. In a separate agreement, the Company will also receive $10,000 per month for maintenance services for up to 40 man-hours of services rendered and plans to record this revenue over the term of the agreement upon satisfactory completion of services and acceptance by RxAlternative.

In May 2000, the Company entered into an agreement with perFORMplace.com, an unrelated party, to develop its web site for a total of $240,000 to be received through December 2000. The Company received approximately $116,000 during the quarter, recognizing the amount as revenue based on its estimate of percentage of completion.

In June 2000, the Company entered into an agreement with Netbizex, a company that has certain shareholders in common with the Company, to develop three websites for $250,000. At September 30, 2000, one-third of this work has been completed; therefore, the Company recognized $83,333 of revenue and $166,667 of deferred revenues under this agreement.

NOTE 8    STOCK ACTIVITY

In May 2000, the Company agreed to issue 833,333 shares of common stock to related parties. This issuance was in connection with the conversion of notes payable with a net book value of $224,000. The beneficial conversion price of $0.30 per share resulted in the recognition of $224,000 of interest expense in the quarter ended June 30, 2000. These shares were issued in August 2000.

In August 2000, the Company's board of directors authorized to issue 10,000,000 shares of $0.001 par value preferred stock, of which 2,000,000 shares has been designated as Series A preferred stock. The shares will have preference in liquidation distributions of $1.00 per share before the holders of common stock receive any distributions. Each share is convertible into one share of common stock with adjustments to the conversion rate as defined in the Certificate of Designation of Series A Preferred Stock. Each share of Series A preferred stock will accrue a quarterly cumulative dividend of $0.025 per share.

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the 9 Months ended September 30, 2000 and 1999)

NOTE 8    STOCK ACTIVITY, continued

In September 2000, the Company committed to issue 1,000,000 shares of Series A preferred stock at a price of $0.50 per share for a total of $425,000, net of $75,000 of commissions paid to finders.

At September 30, 2000, the Company has accrued $9,000 of cumulative preferred dividends. In connection with the sale of preferred stock, the Company agreed to issue warrants to provide 200,000 shares of common stock at $0.55 per share, expiring November 2003, to finders and consultants. The value of the warrants (based on a Black-Scholes computation) was $68,000, which has been recorded as an additional preferred stock dividend through the period ended September 30, 2000. In addition, the beneficial conversion price of $0.50 per share resulted in the recognition of $90,000 of preferred stock dividends in the quarter ended September 30, 2000.

NOTE 9    STOCK OPTIONS

During the nine months ended September 30, 2000, the Company issued options to purchase 987,000 shares at $1.00 per share to employees, directors and various third parties. As the fair value was less than the exercise price, no expense was recorded under APB 25 for options issued to employees and directors; $37,630 of expense was recorded under SFAS 123 for options issued to various third parties.

In addition, the Company issued 100,834 warrants in connection with the related party notes (see Note 5) and 200,000 warrants in connection with the Series A preferred stock (see Note 8).

In 1999, the Company entered into an agreement with one of its directors in which the director (Mr. Lawrence W. Horwitz) received options to acquire 300,000 shares of stock at $1.75 per share. Under the terms of the option agreement, 225 options vest for each hour of service provided by Mr. Horwitz on behalf of the Company. The exercise price of $1.75 is payable as follows: $1.00 in services at the value of $225 per hour and $0.75 in cash. During the nine months ended September 30, 2000, the director vested in 188,947 options for services provided which was recorded as $188,947 of accrued legal expense.

In  March  2000,  the  FASB  issued  FASB  Interpretation  No.  44  ("FIN  44").
"Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 in the quarter ended September 30, 2000; such adoption did not have a material effect on the financial statements.

NOTE 10   PAYROLL TAX LIABILITY

In April 2000, the Company negotiated a payment plan on its delinquent payroll taxes including an estimated $154,000 in interest and penalties. Under the payment plan, the Company will make monthly payments of $15,000 until the liability is fully paid off. The remaining liability at September 30, 2000 is approximately $331,000.

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

     -    Provide corporations e-commerce solutions through web consulting.

Financial information about industry segments as of and for the nine months ended September 30, 2000 and 1999 is as follows:

                                              Nine Months ended September 30,
                                                 2000                 1999
                                            --------------       --------------
Operating revenues:
     Education and placement                $    2,680,847       $    1,957,085
     Technological consulting                      784,883                   --
                                            --------------       --------------

     Total operating revenues               $    3,465,730       $    1,957,085
                                            ==============       ==============

Operating loss:
     Education and placement                $     (504,180)      $   (1,384,283)
     Technological consulting                      (81,355)                  --
                                            --------------       --------------

     Net operating loss                     $     (585,535)      $   (1,384,283)
                                            ==============       ==============

Identifiable assets:
     Education and placement                $    1,801,760       $    1,716,473
     Technological consulting                    1,135,176                   --
                                            --------------       --------------

     Total                                  $    2,936,936       $    1,716,473
                                            ==============       ==============

Operating loss is revenues minus operating expenses, including allocation of corporate expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.

NOTE 12   SUBSEQUENT EVENTS

From October 1, 2000 through November 15, 2000, the Company spun off one of its wholly owned Subsidiaries by selling 500,000 shares of stock to outside investors at a price of $0.60 per share for a total of $300,000.

Also, from October 1, 2000 through November 15, 2000, the Company committed to issue an additional 250,000 shares of Series A preferred stock at a price of $1.00 per share for a total of $212,500 (net of $37,500 of commissions paid to finders) and an additional 25,000 warrants to acquire the Company's common stock at $1.10 per share.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED).

Revenues for the nine month period ended September 30, 2000 increased by 77% to $3,465,730 from $1,957,085 in the year ago period. Of the total increase, $723,762 is from education and placement revenues and $784,883 is from technological consulting revenues. Education revenue increases are due to increased classes and students that reflect the strong demand in the marketplace for technical training. Technological consulting revenues began in the second quarter, and represent $517,500 non-cash sales relating to RxAlternative, $83,333 in cash sales to Netbizex, a related-party company and $184,050 in cash sales to unrelated third parties.

The increase in gross profit from 60.4% in last year's nine months ended September 30, 1999 to 75.0% in the current nine month period, reflects better management and cost control by the Company in the current period. The Company hired several instructors on a full time basis resulting in a decrease in cost of sales percentage as compared to prior periods when the Company used outside contractors at three to four times cost of an on staff instructor. In addition, the Company earned $784,883 in its new technology consulting segment which produced a higher than average gross margin due to the nature of the work performed.

Operating expenses decreased to 91.9% of revenue in the nine months ended September 30, 2000 as compared to 131.1% of revenue in the last years period. The Company had $3,185,844 in operating expenses for the nine months ended September 30, 2000, as compared to $2,566,423 of such expense for the same period in 1999. The increase in operating expenses is primarily attributed to the increase in facilities and the increase in number of employees and key personnel to accommodate the growing needs of the Company, offset by $967,500 of non-recurring non-cash options and stock compensation expenses in 1999.

Interest expense increased from $281,610 in the nine months ended September 30, 1999 to $328,058 in the nine months ended September 30, 2000. The increase is primarily attributed to a non-cash debt discount amortization in 2000 that was not recorded in 1999.

As a result of the above factors, net loss decreased to $(913,593) or $(0.09) per share in 2000 from a net loss of $(1,665,893) or $(0.24) per share in 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED).

Revenues for the three month period ended September 30, 2000 increased 115% to $1,132,508 from $527,780 in the year ago period. Of the total increase, $230,928 is from education and placement revenues and $373,800 is from technological consulting revenues. Education revenue increases are due to increased classes and student count that reflect strong demand in the marketplace for technical training. Technological consulting revenues represent $258,750 non-cash sales relating to RxAlternative and $115,050 in cash sales to unrelated third parties.

The increase in gross profit from 60.1% in last year's three months ended September 30, 1999 to 81.8% reflects better management and cost control by the Company in the current period. The Company hired several instructors on a full time basis resulting in a decrease in cost of sales percentage as compared to prior periods when the Company used outside contractors at three to four times cost of an on staff instructor. In addition, the Company earned $373,800 in its new technology consulting segment which produced a higher than average gross margin due to the nature of the work performed.

Operating expenses decreased to 122% of revenue in the three months ended September 30, 2000 as compared to 140% of revenue in the last years period. The Company had $1,378,744 in operating expenses for the quarter ended September 30, 2000, as compared to $736,412 of such expense for the same period in 1999. The increase in operating expenses is primarily attributed to the increase in facilities and the increase in number of employees and key personnel to accommodate the growing needs of the Company.

Interest expense decreased from $105,604 in the three months ended September 30, 1999 to $45,468 in the three months ended September 30, 2000. The decrease is primarily attributed to a non-cash interest expense related to beneficial conversion in 1999 that did not repeat in 2000.

As a result of the above factors, net loss increased to $(497,947) or $(0.06) per share in 2000 from a net loss of $(524,959) or $(0.07) per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash and cash equivalent balance of $19,264 as compared to $1,000 as of December 31, 1999.

Gross accounts receivable in September 30, 2000 was approximately $1,228,000 or 42% of the cash revenues recorded for the nine month period ended September 30, 2000. These accounts primarily represent sales of $860,000 to customers that are traditionally slow payers; of this total, approximately $200,000 has been collected since September 30, 2000. Management routinely assessed the collectibility of these receivables and maintains reserves that are adequate based on management's detailed analysis and historical experience.

The Company increased cash flows used in operations by $1,082,484 from $148,029 to $1,230,513 for the nine months ended September 30, 1999 and 2000, due primarily to payments for a license and increased operating activity related to the Company's growth.

Net investing activities consumed $100,208 for the nine months ended compared to 183,918 in the corresponding period last year.

Cash provided by financing activities amounted to $1,348,985 as compared to $645,175 in the same period last year. The increase primarily reflects increased borrowing from related parties, convertible debentures and cash received for committed preferred shares.

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

     None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

     None.

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

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this amended quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INETVISIONZ.COM, INC.


Dated April 3, 2001                     /s/ Noreen Khan
                                        ------------------------------------
                                        Noreen Khan,
                                        Chief Executive Officer and Director