Form 10QSB/A
period 2000-06-30
INETVISIONZ INC
filed 2001-04-05
CIK 1102997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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

                                    Yes X    No

     The issuer had 11,007,626 shares outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format (check one):

                                    Yes      No  X

                              INETVISIONZ.COM, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

         Comparative Consolidated Balance Sheets
         as of June 30, 2000 (unaudited) and December 31, 1999                 3

         Comparative Unaudited Consolidated Statements of Operations
         for the six months ended June 30, 2000 and June 30, 1999              5

         Comparative Unaudited Consolidated Statements of Cash Flows for
         the six and three months ended June 30, 2000 and June 30, 1999        6

         Notes to Unaudited Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation                                              12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     14

Item 2. Changes in Securities and Use of Proceeds                             14

Item 3. Defaults Upon Senior Securities                                       14

Item 4. Submission of Matters to a Vote of Security Holders                   14

Item 5. Other Information                                                     14

Item 6. Exhibits and Reports of Form 8-K                                      15

          (a)  Exhibits
          (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INETVISIONZ.COM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                          (Unaudited)
                                                            June 30      December 31
                                                              2000          1999
                                                           ----------    ----------

ASSETS
CURRENT ASSETS
         Cash                                              $   86,916    $    1,000
         Cash-restricted                                           --       107,957
         Accounts receivable,
           net of allowance for doubtful accounts
           of $211,000 as of June 30, 2000 and
           $113,000 as of December 31, 1999                   695,375       333,639
         Common stock receivable                                   --        50,000
         Inventory                                             36,791            --
         License                                              250,000            --
         Other current assets                                  78,267        23,220
                                                           ----------    ----------
              Total current assets                          1,147,349       515,816

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization                                 473,353       402,396

OTHER ASSETS:
         Customer lists, net                                  177,436       205,436
         Product license, copyrights, trademark
         and concept, net                                     158,425       183,425
         Covenant not to compete, net                          31,685        36,685
         Loan receivable-related party                         14,500        12,750
         Investment in non-marketable equity securities       862,500            --
                                                           ----------    ----------

              Total assets                                 $2,865,248    $1,356,508
                                                           ==========    ==========

LIABILITIES AND SHAREHOLDER'S DEFICIT
CURRENT LIABILITIES

         Accounts payable and accrued expenses             $1,268,449    $1,164,457
         Deferred consulting revenues                         770,417            --
         Deferred tuition                                      27,000        90,451
         Loan payable, bank                                        --       100,015
         Notes payable, related parties, net of debt
           discount                                           201,333       211,000
         Advances, related parties                            324,000            --
         Convertible debt, net of debt discount               234,157            --
                                                           ----------    ----------
              Total current liabilities                     2,825,356     1,565,923

STOCKHOLDERS' DEFICIT
         Common stock; $0.001 par value,
          71,428,571 shares authorized,
          11,840,959 (including 833,333 shares committed
          but not issued) and 11,007,626 shares issued
          and outstanding at June 30, 2000 and December
          31, 2000, respectively                               11,841        11,007
         Additional paid in capital                         5,990,992     5,326,873
         Accumulated deficit                               (5,962,941)   (5,547,295)
                                                           ----------    ----------
              Total stockholders' equity (deficit)             39,892      (209,415)
                                                           ----------    ----------
         Total current liabilities and
         stockholders' deficit                             $2,865,248    $1,356,508
                                                           ==========    ==========

INETVISIONZ.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                          (unaudited)             (unaudited)
                                                        Six months ended       Six months ended
                                                         June 30, 2000           June 30, 1999
                                                       ------------------     ------------------

NET REVENUES                                               $2,333,222             $ 1,429,305

COST OF REVENUES                                              659,178                 564,222
                                                           ----------             -----------

GROSS PROFIT                                                1,674,044                 865,083

OPERATING EXPENSES                                          1,807,100               1,830,011

INTEREST EXPENSE                                              282,590                 176,006
                                                           ----------             -----------

NET LOSS                                                   $ (415,646)            $(1,140,934)
                                                           ----------             -----------
NET LOSS PER SHARE
basic and diluted                                          $    (0.04)            $     (0.16)
                                                           ----------             -----------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
basic and diluted                                          11,285,404               7,046,857

                                                          (unaudited)             (unaudited)
                                                       Three months ended     Three months ended
                                                         March 31, 2000         March 31, 1999
                                                       ------------------     ------------------

NET REVENUES                                               $1,323,588             $   703,594

COST OF REVENUES                                              304,312                 282,269
                                                           ----------             -----------

GROSS PROFIT                                                1,019,276                 421,325

OPERATING EXPENSES                                          1,068,793                 635,773

INTEREST EXPENSE                                              259,882                 105,604
                                                           ----------             -----------

NET LOSS                                                   $ (309,399)            $  (320,052)
                                                           ----------             -----------

NET LOSS PER SHARE
basic and diluted                                          $    (0.03)            $     (0.05)
                                                           ----------             -----------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
basic and diluted                                          11,563,181               7,106,857
                                                           ----------             -----------

INETVISIONZ.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                           (unaudited)           (unaudited)
                                                        Six months ended       Six months ended
                                                         June 30, 2000          June 30, 1999
                                                       ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (415,646)            $(1,140,934)
                                                           ----------             -----------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
Depreciation and amortization                                 145,676                  94,111
Non-cash revenue                                             (258,750)                     --
Options and stock compensation                                124,353                 855,000
Debt discount amortization and interest expense
 recorded on beneficial conversion                            265,090                 176,006
Changes in operating assets and liabilities
Accounts receivable, net                                     (361,736)               (100,824)
License                                                      (250,000)                     --
Other current assets                                          (91,838)                 32,237
Accounts payable and accrued expenses                         103,992                 (29,955)
Deferred tuition revenue                                      (63,451)                  7,385
Deferred consulting revenue                                   166,667                      --
                                                           ----------             -----------
     Total adjustments                                       (219,997)              1,033,960
                                                           ----------             -----------

     Net cash used in operating activities                   (635,643)               (106,974)
                                                           ----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash-restricted (restriction released)                        107,957                      --
Advances on loan receivable                                    (1,750)                (44,116)
Payments to acquire property, equipment and intangibles      (158,633)                (77,461)
                                                           ----------             -----------

     Net cash used in investing activities                    (52,426)               (121,577)
                                                           ----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances, net                     324,000                  45,316
Proceeds from notes payable, related parties                  250,000                 176,006
Proceeds from private placements                                   --                  75,000
Repayment of loan payable, bank                              (100,015)                     --
Proceeds from collection of common stock receivable            50,000                      --
Proceeds from convertible debt                                250,000                      --
                                                           ----------             -----------
     Net cash provided by financing activities                773,985                 296,322
                                                           ----------             -----------

NET INCREASE (DECREASE) IN CASH                                85,916                  67,771

CASH, beginning of year                                         1,000                   7,160
                                                           ----------             -----------

CASH, end of year                                              86,916                  74,931
                                                           ==========             ===========

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited for the 6 Months ended June 30, 2000 & 1999)


NOTE 1    BASIS OF PRESENTATION

The financial statements of iNetVisionz.com (the "Company") for the three and six months ended June 30, 2000 and 1999 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted.
These financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1999 included in the Company's Amended Form 10-SB filing dated April, 2001. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

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


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

LICENSE

The Company paid $250,000 and entered into a "Compact Disk Affiliate Agreement" with Preference Technologies, Inc. Under the terms of the agreement, the Company becomes a sponsor and distributor of Preference's Global Information Gateway ("GIG"). The Company will amortize the license on a straight-line basis over its term of one year. The GIG is a marketing device that the Company uses to communicate with its existing and potential students and customers. The GIG provides its users with a personalized "gateway" to the Internet, where the Company may advertise and otherwise communicate with those parties on the GIG at any given time. The Company's user license expires concurrently with this License. In the event Preference Technologies would to terminate or otherwise refuse to continue to provide the GIG after the August 2001 termination date, the Company's management believes that its operations would not be materially effected. Prior to the formation of the GIG licensing arrangement, the Company utilized traditional marketing methods to secure its customers and students.

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


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

See Note 11 for segment disclosures.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended SFAS 137, is effective for financial statements for all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of the adoption of this standard on its results of operations, financial position or cash flow.

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

NOTE 4    MAJOR CUSTOMERS

During the six months ended June 30, 2000, revenues from the three largest customers accounted for approximately 44% of total revenues.

Included in accounts receivable at June 30, 2000 is approximately $529,000 due from these customers.

NOTE 5    PAYABLES TO RELATED PARTIES

The Company has various notes payable and advances to related parties. The notes payable consists of the following at June 30, 2000:

     Unsecured  promissory  notes,  bearing  interest  at 9%  per annum,  principal  and interest  due on the  maturity  date.
     Pursuant to this  agreement,  the maturity date shall be one year from the execution date of the  promissory  note (March
     2001), net of unamortized discount of $48,667.                   $  201,333
                                                                      ==========

The total interest expense accrued on related-party notes for the three and six month periods ended June 30, 2000 was approximately $10,500 and $17,500, respectively.

During the quarter ended June 30, 2000, the Company converted $250,000 of related-party notes to equity (see Note 8).

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

The related interest expense recognized for debt discount amortization for the three and six month periods ended June 30, 2000 was approximately $21,500 and $37,500, respectively.

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited for the 6 Months ended June 30, 2000 & 1999)


NOTE 5    PAYABLES TO RELATED PARTIES, continued

In addition, the Company, from time to time, received advances from other related parties. The advances from related parties are unsecured, either non-interest bearing or bearing interest at 7% and payable on demand or within 180 days. At June 30, 2000, the advances totaled $324,000.

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

NOTE 7    CONTRACTS

The Company entered into agreements with RxAlternative.com to develop two websites starting January 2000 and provide monthly technical support and maintenance services over a period of one year. Pursuant to these agreements, the Company received 750,000 shares of RxAlternative's (a private company) restricted common shares (4.17% undiluted interest of RxAlternative) valued at $1.15 per share (based on recent private sales of RxAlternative stock) for total revenues of $862,500, $603,750 of which was deferred at June 30, 2000 based on the Company's estimate of percentage complete. The Company was also granted 100,000 stock options to purchase 100,000 shares of common stock at $1.00 per share. The Company will also receive $10,000 per month for maintenance services for up to 40 man-hours of services rendered and plans to record this revenue over the term of the agreement upon satisfactory completion of services and acceptance by RxAlternative.

In May 2000, the Company entered into an agreement with perFORMplace.com, an unrelated party, to develop its website for a total fee of $240,000 to be received through December 2000. At June 30, 2000, no revenues had been recognized under this agreement.

In June 2000, the Company entered into an agreement with Netbizex, a company that has certain shareholders in common with the Company, to develop three websites for $250,000. At June 30, 2000, one-third of the work has been completed; therefore, the Company recognized $83,333 of revenue and $167,667 of deferred revenues under this agreement.

NOTE 8    STOCK ACTIVITY

In May 2000, the Company agreed to issue 833,333 shares of common stock to related parties. The issuance was in connection with the conversion of notes payable with a net book value of $224,000. The beneficial conversion price of $0.30 per share resulted in the recognition of $224,000 of interest expense in the quarter ended June 30, 2000. The shares were not issued until August 31, 2000, but the transaction is reflected at June 30, 2000 as it was approved during the quarter ended June 30, 2000.

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited for the 6 Months ended June 30, 2000 & 1999)


NOTE 9    STOCK OPTIONS

During the six months ended June 30, 2000, the Company issued options to purchase 809,000 shares at $1.00 per share to employees, directors and various third parties. As the fair value was less than the exercise price, no expense was recorded under APB 25 for options issued to employees and directors; $37,630 of expense was recorded under SFAS 123 for options issued to various third parties.

In 1999, the Company entered into an agreement with one of its directors in which the director (Mr. Lawrence W. Horwitz) received options to acquire 300,000 shares of stock at $1.75 per share. Under the terms of the option agreement, 225 options vest for each hour of service provided by Mr. Horwitz on behalf of the Company. The exercise price of $1.75 is payable as follows: $1.00 in services at the value of $225 per hour and $.075 in cash. During the six months ended March 31, 2000, the director vested in 86,723 options for services provided which was recorded as $86,723 of accrued legal expense.

In addition, the Company issued 100,000 warrants in connection with the related party notes (see Note 5).

The Company canceled 171,000 options during the six months ended March 31, 2000.

NOTE 10   PAYROLL TAX LIABILITY

In April 2000, the Company negotiated a payment plan on its delinquent payroll taxes including approximately $154,000 in interest and penalties. Under the payment plan, the Company will make monthly payments of $15,000 until the liability is fully paid off. The related liability at June 30, 2000 is approximately $376,000.

NOTE 11   SEGMENT INFORMATION

The Company's principal segments are:

     - Provide education through distant learning environment using the internet and traditional classroom settings, and permanent placement of technical personnel with the Company's customers.

     -    Provide corporations e-commerce solutions through web consulting.

Financial information about industry segments as of and for the six months ended June 30, 2000 and 1999 is as follows:

                                                 Six Months ended June 30,
                                                 2000                 1999
                                            --------------       --------------
Operating revenues:
     Education and placement                $    1,922,139       $    1,429,305
     Technological consulting                      411,083                   --
                                            --------------       --------------
     Total operating revenues               $    2,333,222       $    1,429,305
                                            ==============       ==============

Operating loss:
     Education and placement                $      (99,980)      $     (964,928)
     Technological consulting                      (33,076)                  --
                                            --------------       --------------
     Net operating loss                     $     (133,056)      $     (964,928)
                                            ==============       ==============

Identifiable assets:
     Education and placement                $    1,730,072       $    1,766,931
     Technological consulting                    1,135,176                   --
                                            --------------       --------------
     Total                                  $    2,865,248       $    1,766,931
                                            ==============       ==============

                              INETVISIONZ.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited for the 6 Months ended June 30, 2000 & 1999)


NOTE 11   SEGMENT INFORMATION, continued

Operating loss is revenues minus operating expenses.

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

SIX MONTHS ENDING JUNE 30, 2000 (UNAUDITED) COMPARED TO THE SIX MONTHS ENDING JUNE 30, 1999 (UNAUDITED).

Revenues for the six-month period ended June 30, 2000 increased 63% to $2,333,222 from $1,429,305 in the year ago period. Of the total increase, $492,834 is from education and placement revenues and $411,083 is from technological consulting revenues. Education revenue increases are due to increased classes and students that reflect the strong demand in the marketplace for technical training. Technological consulting revenues began in the second quarter, and represent $258,750 non-cash sales relating to RxAlternative, $83,333 in cash sales to Netbizex, a related-party company, and $69,000 in cash sales to unrelated parties.

The increase in gross profit from 60.5% in last year's six months ended June 30, 1999 to 72% in the current year period, reflects better management and cost control by the Company in the current period. The Company hired several instructors on a full time basis resulting in decrease in cost of sales percentage as compared to prior periods when the Company used outside contractors at three to four times cost of an on staff instructor. In addition the Company earned $411,083 in its new technology consulting segment which produced a higher than average gross margin due to the nature of the work performed.

Operating expenses decreased to 77.5% revenue in the six months ended June 30, 2000 as compared to 128.0% of revenue in the last year's period. The Company had $1,807,000 in operating expenses for the six-month period ended June 30, 2000, as compared to $1,830,011 of such expense for the same period in 1999. The decrease in operating expenses is primarily attributed to $855,000 of non-recurring non-cash options and stock compensation expense in 1999, offset by an increase in facilities and the number of employees and key personnel to accommodate the growing needs of the Company in 2000.

Interest expense increased from $176,006 in the six-month period ended June 30, 1999 to $282,590 in the six-month period ended June 30, 2000. The increase is primarily attributed to a non-cash charge of $224,000 related to the beneficial conversion of notes payable and other non-cash debt discount amortization totaling $41,000 in 2000, offset by the non-cash beneficial conversion of $176,000 recorded in 1999.

As a result of the above factors, net loss decreased to $(415,646) or $(0.04) per share in 2000 from a net loss of $(1,140,934) or $(0.16) per share in 1999.

THREE MONTHS ENDING JUNE 30, 2000 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDING JUNE 30, 1999 (UNAUDITED).

Revenues for the three-month period ended June 30, 2000 increased 88% to $1,323,588 from $703,594 in the year ago period. Of the total increase, $208,911 is from education and placement revenues and $411,083 is from technological consulting revenues. Education revenue increases are due to increased classes and students that reflect the strong demand in the marketplace for technical training. Technological consulting revenues began in the second quarter, and represent $258,750 non-cash sales relating to RxAlternative, $83,333 in cash sales to Netbizex, a related-party company, and $69,000 in cash sales to unrelated parties.

The increase in gross profit from 59.9% in the three months ended June 30, 1999 to 77.0% in the three months ended June 30, 2000, reflects better management and cost control by the Company in the current period. The Company hired several instructors on a full time basis resulting in decrease in cost of sales percentage as compared to prior periods when the Company used outside contractors at three to four times cost of an on staff instructor. In addition the Company earned $411,083 in its new technology consulting segment which produced a higher than average gross margin due to the nature of the work performed.

Operating expenses decreased to 80.7% of revenue in the three months ended June 30, 2000 as compared to 90.4% of revenue in the last year's period. The Company had $1,068,739 in operating expenses for the quarter ended June 30, 2000, as compared to $635,773 of such expense for the same period in 1999. The increase in operating expenses is primarily attributed to the increase in facilities and the increase in number of employees and key personnel to accommodate the growing needs of the Company.

Interest expense increased from $105,604 in the three months ended June 30, 1999 to $259,882 in the three months ended June 30, 2000. The increase is primarily attributed to a non-cash charge of $224,000 related to the beneficial conversion of notes payable and other non-cash debt discount amortization totaling $21,000, offset by the non-cash beneficial conversion of $106,000 recorded in 1999.

As a result of the above factors, net loss decreased to $(309,399) or $(0.03) per share in 2000 from a net loss of $(320,052) or $(0.05) per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash and cash equivalent balance of $86,916 as compared to $1,000 as of December 31, 1999.

Gross accounts receivable at June 30, 2000 was approximately $906,000 or 44% of the cash revenues recorded for the six-month period ended June 30, 2000. These accounts primarily represent sales of $708,000 to customers that are traditionally slow payers; of this total, approximately $206,000 has been collected after June 30, 2000. Management routinely assesses the collectibility of these receivables and maintains reserves that are adequate based on management's detailed analysis and historical experience.

The Company increased cash flows used in operations by $528,669 from $106,974 to $635,643 for the six months ended June 30, 1999 and 2000, due primarily to payments for a license and increased operating activity related to the Company's growth.

Net investing activities consumed $52,426 for the six months ended as compared to $121,577 in the corresponding period last year.

Cash provided by financing activities amounted to $773,985 as compared to $296,322 in the same period last year. The increase primarily reflects increased borrowing from related parties.

The Company intends to fund future capital expenditures and working capital requirements through anticipated cash flows from operations. Although the Company believes that funding will be sufficient, the Company may also consider the use of funds from other external sources, including, but not limited to public or private offerings of debt or equity. The Company's auditors have issued a going concern opinion for the year ended December 31, 1999. While management believes that private sources of funding should be sufficient to continue as its operations, there is no guaranty that such funding will be available to the Company as needed or on terms favorable to the Company.

                            PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     In management's opinion, there are no material litigation matters pending or threatened against the company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In December 1999, Laguna Pacific Partners, LLP and Knightrider Investments, Inc. provided $150,000 and $100,000, respectively, through a secured promissory note financing. In May 2000, the Company determined that it would be unable to pay back these sums and as a result, the Company negotiated to convert each of these investments into 475,000 shares to Strawberry Canyon Capital, Inc., 25,000 to Laguna Pacific Partners, LLP and 333,333 shares to Knightrider Investments, Inc. Strawberry Canyon Capital, Inc. paid to Laguna Pacific Partners, LLP under this bridge facility. Lawrence W. Horwitz, Director, is the sole shareholder of Strawberry Canyon Capital, Inc. one of the general partners of Laguna Pacific Partners, LLP. Laguna Pacific Partners, LLP and Knightrider Investments, Inc. are accredited investors. The Company relied upon an exemption from registration available under Section 4(2) of the Act when issuing these securities to these investors.

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