Form 10KSB40
period 2000-12-31
INETVISIONZ INC
filed 2001-04-17
CIK 1102997

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       or
        | | TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 000-28845
                                INETVISIONZ, INC.
           (Name of small business issuer as specified in its charter)

                DELAWARE                                   33-0285179
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification Number)

6033 WEST CENTURY BLVD., SUITE 500, LOS ANGELES, CA                     90045
(Address of principal executive offices)                              (Zip code)

                                 (310) 338-9822
                                 --------------
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.001 per share


Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended December 31, 2000, were $4,293,128. As of December 31, 2000, Registrant had 11,840,959 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $876,578. This calculation is based upon the closing sales price of $.15 per share on April 3, 2001.

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

The following documents are incorporated herein by reference: Registration Statement on Form 10-SB, filed with the SEC on December 22, 2000.

                                TABLE OF CONTENTS
                                -----------------


PART I                                                                      PAGE
------                                                                      ----

Item 1         Description of Business                                         1

Item 2         Description of Property                                         7

Item 3         Legal Proceedings                                               8

Item 4         Submission of Matters to a Vote of Security Holders             8

PART II
-------

Item 5         Market for Common Equity and Related Stockholder
                    Matters                                                    9

Item 6         Management's Discussion and Analysis                           11

Item 7         Financial Statements                                           14

Item 8         Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       14

PART III
--------

Item 9         Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act         15

Item 10        Executive Compensation                                         16

Item 11        Security Ownership of Certain Beneficial Owners and
                    Management                                                17

Item 12        Certain Relationships and Related Transactions                 18

PART IV
-------

Item 13        Exhibits and Reports on Form 8-K                               20

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

A.   BUSINESS DEVELOPMENT

     1.   FORM AND YEAR OF ORGANIZATION

     iNetVisionz, Inc. (unless otherwise indicated, all references to the "Company" and iNet include iNetVisionz, Inc., a Delaware corporation, and its wholly owned subsidiary iNetVersity, Inc., a California corporation) was first incorporated as Martinique Ventures Corporation, a Delaware corporation on February 18, 1988. On August 13, 1997, it filed an amendment to its articles of incorporation changing its name to Zebulon Enterprises, Inc. On April 21, 1998, a subsequent amendment to its articles of incorporation was filed changing Zebulon Enterprises, Inc. to Tao Partners Inc. On April 30, 1999, Tao Partners Inc. filed an amendment to its articles of incorporation changing its name to Inetvisionz.com, Inc. Finally, on December 11, 2000, iNetVisionz.com, Inc, filed an amendment to its articles of incorporation changing its name from iNetVisionz.com, Inc. to iNetVisionz, Inc. (the "Company" or "iNet"). iNet presently trades on the over-the-counter market as "INVZ".

     2.   ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

     Not Applicable.

     3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

     Not applicable.

B.   BUSINESS OF ISSUER

     1.   PRINCIPAL PRODUCTS AND THEIR MARKETS

     iNet's business during most of 1999 consisted of the provision of classroom-based education. These classes primarily taught either computer software programming or training of a customer's employees in the utilization of the customer's computer system ("Education Services") and the provision of consulting services in connection with the operation of a customer's computer system and the permanent and temporary placement of iNet's students as employees of its customers ("Consulting and Placement Services").

     In October 1999, the Company began the implementation of a business plan pursuant to which the Company would operate through three separate divisions:
(a) iNetVersity; (b) iNetProz; and (c) iNetcommerce (only iNetVersity is formed as a separate corporation; iNetProz and iNetcommerce operate as part of the Company, but constitute unincorporated divisions within the Company). It continued with this plan throughout calendar 2000. While the Company currently intends to implement the business plan set forth below, there is no assurance that the Company will be successful in implementing this plan. Further, Company management may materially revise this plan based upon the business environment, market conditions and capital requirements.

     iNetVersity currently intends to continue to provide Education Services and has developed a series of Internet-based education programs allowing students to move at their own pace by accessing information over the Internet which is based upon iNet's classroom programs. While some of these Internet based programs have been deployed, as of December 1, 1999, the Company has not generated material revenues through the utilization of these Internet programs. The offline courses offered by iNet have been offered in connection with: (a) retraining laid-off employees generally from the aerospace industry and Fortune 500 companies; (b) providing on-the-job training for iNetProz and iNetcommerce employees (discussed below) and (c) participating internship programs for disadvantaged individuals (for example, the Company was recently awarded a $488,000 grant by the state of California's Employment Training Program to provide scholarships for disadvantaged individuals to take the Company's courses). The Company also utilizes independent contractors to teach courses outside the scope of
iNetVersity's expertise. The Company estimates that 20% of its aggregate services are provided by independent contractors. Virtually all of its independent contractors are teachers operating through the iNetVersity division providing specialized education services in classroom setting. Independent contractors are selected by a number of methods, including referrals, demonstrable ability and unsolicited inquiries. The identity and number of independent contractors utilized by the Company fluctuates according to the demands of the market place and the availability of instructors.

     The Company primarily utilizes independent contractors as instructors in certain advanced level technical education and training programs. Each independent contractor is required to execute an Independent Contractor Agreement which contains, in summary, the following material terms: (a) the contractor's activities are not exclusive as to the Company; (b) either party may terminate the agreement with 5 days' notice; (c) the contractor is acting as an independent contractor; and (d) the contractor agrees to maintain the confidentiality of any of the Company's trade secrets and to not circumvent the Company by directly contacting the Company's contracts, customers and investors. While the Company believes its independent contractors are properly classified according to IRS guidelines, the Company would be liable for back withholding taxes, social security and worker's compensation should the IRS make a determination that its independent contractors should have been classified as employees at the time the independent contractors were paid by the Company.

     iNetProz expanded the Consulting and Placement Services initially provided by the Company during the third quarter of 1999. These services are primarily comprised of the following: (a) consulting services, typically billed on an hourly basis, for technical aspects associated with internal computer network (sometimes referred to as an intranet) and internet operations; (b) temporary placement of technical personnel, in exchange for a percentage of their hourly wage; and (c) permanent placement of technical personnel with the Company's customers. iNetProz is a trade name of the Company, but it is not a separate corporation.

     The Company's Education Consulting and Placement Services customers include Xerox Corporation, Boeing North America, Inc., Honda R&D North America, Inc., Transamerica, Ernst & Young, Mobil Oil, Lexus Motor Corporation, Toyota Motor Sales and UCLA Medical Center. The revenues generated by these customers arise out of the South Bay Private Industry Council.

     iNetcommerce is what is increasingly characterized in the Internet industry as an "internet incubator". This division will implement primarily Internet based business plans developed either internally by the Company ("Internal Business Plans") or by third parties ("External Business Plans"). In October, 1999 the Company entered into three separate agreements with RxAlternative.com. In summary, these agreements provided for the development of a test website (Beta Website Development Agreement) and if this test website proved successful, then the Company would develop two additional websites (Permanent Website Development Agreement) and a website maintenance agreement (Website Maintenance Agreement). The initial website was successfully deployed and the Company received $27,000 in cash and a nominal number of shares in RxAlternative pursuant to the Beta Website Development Agreement. The Permanent Website Development Agreement provided that the Company develop two websites for RxAlternative in exchange for a 4.17% non-dilutive interest in RxAlternative (this percentage shall be not be diluted unless and until RxAlternative completes a public offering). In the event of a material breach, the agreement is terminable by the non-breaching party if the breaching party is not able to cure the breach in ten days. Neither party may unilaterally terminate the contract absent a material breach. If the agreement is terminated for any reason before iNetVisionz has completed the work, iNetVisionz is entitled to retain the number of shares necessary to compensate it at the rate of $125 per "man hour" at a share price of $1.25 per share. The Company completed the websites during 2000 and recognized $862,500 in non-cash revenues representing the value of the 750,000 shares it received.

     The Website Maintenance Agreement provides that the Company shall be paid $10,000 per month for its initial 40 hours of monthly maintenance services and $150 per hour for all services provided over this initial 40 hours. In the event of a material breach, the Website Maintenance Agreement is terminable by the non-breaching party if the breaching party is not able to cure the breach in ten days. Absent a breach, this agreement is terminable by either party with sixty days notice.

     The Company entered into a "Compact Disk Affiliate Agreement" with Preference Technologies, Inc. as of August 1, 2000. Under the terms of this agreement, the Company became a sponsor and distributor of Preference's Global Information Gateway ("GIG"). The term of the license is one year. The GIG is a marketing device that the Company uses to communicate with its existing and potential students and customers. The GIG provides its users with a personalized "gateway" to the Internet, where the Company may advertise and otherwise communicate with those parties on the GIG at any given time. The Company's user license expires concurrently with the license. In the event Preference Technologies would choose to terminate or otherwise refuse to continue to provide the GIG after the August, 2001 termination date, the Company management believes that its operations would not be materially effected. Prior to the formation of the GIG licensing arrangement, the Company utilized traditional marketing methods to secure its customers and students. It continues to utilize these methods (in addition to the GIG) in its current operations.

     The Company entered into an agreement with Netbizex to create three websites. At December 31, 2000, eighty percent of the work was completed under the terms of the agreement, and the Company recognized revenues of $200,000 in connection therewith. Larry Horwitz, former member of the Company's board of directors and corporate secretary, is a stockholder of Netbizex but does not own a controlling interest in Netbizex.

     2.   DISTRIBUTION

     The services and products of the Company are distributed by its employees and independent contractors, either at the customer's site or via the Internet.

     3.   STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT

     Any and all new services are discussed in section 1 "Principal Products and their Markets" above.

     4.   COMPETITION

     The Company believes that the business plan which it commenced implementing in October, 1999 places it in the following markets:

     (1) TECHNICAL EDUCATION. According to Forrester Research, a leading market research firm, the market for corporate on-line recruiting is growing. Over the next four years, the market is expected to grow almost 60% annually moving up to an estimated $1.7 billion in 2003 from $245 million in 1999. The Company's competitors include 7th Street.Com which provides interactive on-line technical training and Pinnacle Multimedia which provides training and education for companies' management and technical teams. The Company will provide instruction in developing software and installing hardware and on the job training primarily, although not always, associated with Internet applications
("Technical Applications") through its iNetVersity subsidiary. While the Company's historical focus has been upon the traditional classroom setting, it is now deploying a series of Internet-based classes (which the Company calls "courseware") allowing students to work at their own pace, but still assimilate the same information as if attending traditional classroom settings. There are thousands of companies, junior colleges and universities throughout the United States which provide Technical Application education to their students.

     The Company is a certified solutions provider for Microsoft, Novell and Lotus. Virtually, all competitors of the Company in Education Services have one or all of these certifications. These certifications identify that the Company offers all classes necessary to be a Microsoft/Novell/Lotus solutions provider. The number and complexity of the classes required for such certifications is determined by the certifying company. The significance of such certification is primarily two-fold: (a) it provides potential employers with a readily recognized level of education which prospective employees have obtained and (b) it provides individuals with such certifications the background to take more advanced classes in the various applications in which they are certified (many of which are offered by the Company).

     (2) TECHNICAL PLACEMENT. During the second quarter of 2000, the Company formed Corporate Search Network as a wholly owned subsidiary. Corporate Search Network identifies permanent and temporary employment opportunities for iNetVersity students as well as other individuals trained primarily in technical areas. In the event that Corporate Search Network successfully places a candidate, then the fees are deemed payable 30 days thereafter. If the employer is dissatisfied with the performance of the candidate during his/her initial 30 days of employment, then Corporate Search Network is obligated to replace the candidate, if and only if the employer has paid his/her fees. The Company believes that there are thousands of companies throughout the United States providing temporary and permanent employment placement for individuals skilled in Internet Applications.

     (3) TECHNICAL CONSULTING. The Company will consult with primarily large corporations in connection with a number of their Technical Applications through its iNetProz division. A December 20, 1999 Los Angeles Times article reports that IDC (an internet data tracking firm) projects that the market for Internet consulting and developing online businesses is expected to grow from $4.6 billion in 1998 to $43.7 billion in 2002. The Technical Applications provided by the Company have included a broad range, from a simple "help desk" to answer basic questions to the design and development of a company-wide "intranet". The Company believes that it has thousands of competitors in this industry. The largest competitors in this field include: Chicago based Whitman-Hart, Inc., which recently announced that it is acquiring USWEB/CKS Corp. in a six billion dollar transaction to create the largest Internet professional services firm in the world and IXL Enterprises, headquartered in Atlanta, which has over 2000 employees providing internet consulting and support services.

     (4)  INTERNET  COMMERCE.  The Company's  iNetcommerce  division  implements
Internal Business Plans (developed primarily by the Company) and External Business Plans (developed primarily by third parties). As the scope of iNetcommerce's mission is very broad, it is difficult to define its competitors other than to state that its competition is immense. Virtually every company on the Internet is a potential customer of the iNetcommerce division.
RxAlternative, the initial External Business Plan project implemented by iNetcommerce (discussed above) is deploying into the healthcare sector of the Internet which has major competitors such as Healtheon, Inc. and Dr.Koop.com.

     Prior to October, 1999 virtually all of the Company's revenues were generated through the providing of Education Services through its iNetVersity subsidiary. The Company has designed a series of career tracks defined by the classes an individual should take in order to achieve a particular career objective. The Company's Education Services focus primarily upon advanced Technical Applications and most entrance level classes providing for the first tier of Microsoft, Lotus and Novel certification are offered by other competitor's programs. The Company is currently developing a series of classes providing for Internet development utilizing the Linux platform. While the Company believes that it has a number of better-financed and larger competitors in the field of Education Services, the Company has not identified a competitor which primarily focuses upon advanced level classes with the objective of achieving a specifically defined career objective.

     As noted previously, the Company only commenced its iNetProz and iNetcommerce divisions in October, 1999 thus virtually all of its competitors are better financed and more advanced in the implementation of their business plan. As noted above, industries associated with the providing of Technical Placement and Consulting contain literally thousands of competitors, ranging from small, one-man operations to multi-billion dollar conglomerates specializing in support for their proprietary products. The iNetcommerce division's potential competitors are contingent upon the eventual business plan it elects to commence. Clearly, its initial project, RxAlternative has many potential offline and online competitors.

     The Company believes that the principal methods of competition in all three of iNet's divisions involve: (a) the ability to provide advanced technology; (b) identifying at an early stage technological trends and (c) customer satisfaction.

     The Company's ability to compete in applying these methods may be divided into negative and positive factors:

     (1) NEGATIVE COMPETITIVE FACTORS. The Company believes that virtually all of its major competitors are better financed and have a longer operating history. Further, many of these competitors have readily recognizable industry trade names thereby causing it to be more difficult for the Company to penetrate the marketplace. Finally, the primary negative competitive factor is that there is tremendous international economic activity in connection with virtually all facets of the Internet and as a result, not only will the Company be faced with better-financed competitors, but also the Company believes that just in the United States the number of competitors will be in the thousands.

     (2) POSITIVE COMPETITIVE FACTORS. Since its inception during the fourth quarter of 1998, the Company has focused upon providing advanced level Education Services for Technical Applications (addressing factor (a) under principal methods of competition above). This has provided a "pool" of technologically advanced individuals to eventually staff the iNetProz and iNetcommerce divisions. Thus, rather than be forced to hire people with which the Company has no history, it has increasingly looked to iNetVersity's students to fill its other divisions. Further, iNetProz and iNetcommerce provide: (a) on-the-job training for iNetVersity students (something most technical education schools cannot provide); and, (b) information to iNetVersity regarding technological trends, thus allowing iNetVersity to accordingly adjust its course offerings. These last two items address the second factor set forth above under principal methods of competition: early identification of technological trends. The Company believes that if it is to be successful and provide a high level of customer satisfaction (the third principal method of competition set forth above) then there must be a continuous flow of information between its various divisions. For example, iNetcommerce and iNetProz must identify employment needs in the marketplace and iNetVersity must then educate and train to address these needs.

     5.   SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

     While this section is not applicable to the Company, the Company will have a continuous need during the foreseeable future for computer equipment and hardware and software which facilitate Internet access.

     6.   DEPENDENCE ON MAJOR CUSTOMERS

     During the year ended December 31, 2000, revenues from the three largest customers (Workforce Investment Act ("WIA"), Employment Training Panel ("ETP"), and RxAlternative) accounted for approximately 48% of the total revenues, 45% of education and job placement revenues, and 53% of technology revenues.

     On  October  25,  1999,  the  Company  entered  into  two  agreements  with
RxAlternative: (1) a web site maintenance agreement, and (2) an agreement to develop two new web sites.

     The web site maintenance agreement provides that iNetVisionz will maintain RxAlternative.com's web site at http://www.rxalternative.com for $10,000 a month. In addition to the $10,000 per month, iNetVisionz is entitled to $150 per hour for all work performed in excess of 40 hours each month. In the event of a material breach, the agreement is terminable by the non-breaching party if the breaching party is not able to cure the breach in ten days. Absent a breach, this agreement is terminable by either party with sixty days notice.

     The agreement to develop two new web sites provides for iNetVisionz to construct two new web sites for RxAlternative. In return for developing the web sites, iNetVisionz will receive 750,000 shares of RxAlternative stock, representing a 4.17% ownership interest in RxAlternative that is non-dilutable for the sooner to occur of five years or until an initial public offering by RxAlternative of at least 10 million shares or resulting in a market capitalization of at least 100 million dollars. The Company completed this contract in fiscal 2000 and recognized $862,500 in non-cash revenue based on the value of the shares it received.

     7.   INTELLECTUAL PROPERTY

     Currently, the Company does not hold patents on any of its products or processes under development. The Company does, however, treat its technical data as confidential and relies on internal nondisclosure safeguards, as well as on laws protecting trade secrets, to protect its proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. The Company may receive, in the future, communications from third parties asserting that the Company's products infringe the proprietary rights of third parties. There can be no assurance that any such claims would not result in protracted and costly litigation.

     The Company has filed the following trademarks with the United States Patent and Trademark Office on the following dates: "Business Visioneer" was filed by the company on November 1, 1999; "Synergistic Minds @ Work" was filed on September 9, 1999; "Out of the Box Solutions" was filed on January 20, 2000; "Breaking the Barriers, Creating Opportunities, Filling the Need" was filed on September 9, 1999 and, "The Job You Want, The Education You Need, The Career You Earn" was filed on September 9, 1999.

     The Company currently utilizes many of these slogans in its marketing materials summarizing the education and training programs offered by the Company. Company management believes that these slogans focus upon the Company's business plan of not just functioning as a technical education center, but in fact providing on the job training for its students and eventual permanent placement.

     8.   GOVERNMENT APPROVAL

     The Company participates in both state and federal government programs providing financing for technical training and education primarily through its iNetVersity subsidiary. Most of these programs require that students qualify under Title III of the federally promulgated Job Training Placement Act ("JTPA"). These requirements provide that a student must be eligible for or has exhausted his/her unemployment benefits through the state of California.

     Prior  to June 30,  2000,  the  Company  had nine  contracts  with  various organizations throughout Southern California, which are financed by the federally financed JTPA. Starting July 1, 2000, the JTPA was replaced by the WIA. Centers who administer the WIA funds are required to only work with those training providers that have been approved by the California Eligible Training Provider List ("ETPL"). Upon the termination of the JTPA and initiation of the WIA, the Company has entered into agreements with the following ETPLs: the City of Hawthorne, administrator of the Regional Training Vendor Directory, and the City of Torrance, representing the Carson/Lomita/Torrance consortium. These Local Referring Agencies provide the Company with recently unemployed individuals interested in securing technical Education Services. Upon the Company accepting a student, his/her tuition is provided by WIA. Like its predecessor, the JTPA, each WIA agreement is for one year expiring on June 30, 2001. In the event the Company's contracts with these various Local Referring Agencies were not renewed, the Company would attempt to secure alternative sources of financing for its students. This would result in a substantial material delay in the Company obtaining tuition revenues. In the event the Company was unable to secure a source of funding as an alternative to JTPA/WIA, the Company's financial prospects would be materially and adversely affected.

     The Company has also entered into an Agreement with the state of California financed Employment Training Panel ("ETP") to provide financing for iNetVersity students. This contract is in an amount up to $488,000 and is terminable in the event the Company fails to meet ETP's performance criteria or misapplies the applicable funding. The ETP agreement has an annual term, which is renewed on the same terms and conditions each year. In order to qualify for funding: (a) a student must be unemployed or prove that he will lose his employment unless he receives new technical skills provided by the Company and (b) the Company must place the student and the student must remain employed for 91 consecutive days following such placement. Under the ETP contract the Company is paid approximately $8,500 per student, with 20% payable upon commencement of Education Services by the Company and 80% payable upon the student completing 90 days of employment. In the event the Company is unable to secure ETP financing, it will continue to consider other state and federal government programs providing financing for technical training and education. If the Company is unable to secure additional ETP funding or is unable to successfully apply for other government funded contracts, the Company's future operations may be materially and adversely affected.

     9.   EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS

     Not applicable, see discussion in Section 8, "Government Approval," above.

     10.  RESEARCH AND DEVELOPMENT COSTS.

     Since October 1, 1999 the Company has attempted to continuously monitor developments on the Internet (through information provided it by iNetProz (defined below) corporate clients and through its iNetcommerce (defined below) internet site development) and then adjusts the course offerings of iNetVersity according to the provided information. While these divisions are currently at an extremely early juncture, since their inception on October 1, 1999 these divisions have provided information to iNetVersity which iNetVersity has begun to incorporate into its course offerings. The Company estimates that at any given time the equivalent of two employees (representing approximately 300 to 400 hours per month) are devoted to its research and development activities. These activities focus upon technical developments in Internet and computer technologies. These development activities are typically not paid directly by our customers; however, the Company believes that the quality of its work product and services and as a result the amount of revenues it may generate from these products and services will result in future revenue opportunities through these development efforts.

     11.  COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

     iNetVisionz' business does not involve the use of materials in a manufacturing process where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, the Company does not own any real property which would lead to liability as a landowner. Therefore, the Company does not anticipate any costs associated with the compliance of environmental laws and regulations.

     12.  EMPLOYEES

     As of December 31, 2001,  the Company had 41 employees  divided as follows:
10 in general administration, 15 providing Education Services through iNetVersity, 5 providing Consulting and Placement Services through iNetProz and 11 developing Internal and External Business Plans through iNetcommerce. All of the Company's employees work on a full-time basis.

     On or about October 1, 1999 the Company elected to divide its operations into three separate divisions: (a) iNetVersity; (b) iNetproz; and (c) iNetcommerce. Only iNetVersity is operated as a separate corporation, the other two divisions operate within the Company. The Company intends to provide all of the divisions' services to minority communities through its Out-of-the-Box solutions trade name. At this time, no revenues have been generated through the Out-of-the-Box trade name or business plan . The Company intends to add employees and independent contractors to its divisions as necessary.

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

     The Company currently operates out of one facility. Commencing September 1, 2000 the Company entered into an agreement to lease approximately 16,339 square feet at 6033 West Century Blvd., Suite 500, Los Angeles, CA 90045. This facility serves as the Company's headquarters. Under the terms of the lease, the annual rent is approximately $274,000 with fixed increases in later years. The lease expires September 2007.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     The Company is not a plaintiff or a defendant in any legal proceedings.

     However, on or about March 22, 2000, the Company reached a verbal agreement with Revenue Officer John Graham of the Internal Revenue Service's Long Beach office. This agreement related to unpaid withholding taxes for the fourth quarter of 1998 and the four quarters of 1999. At or about the time of this agreement, the Company paid $200,000, leaving a balance of $253,366 (this amount did not include 1999 fourth quarter interest and penalties, as the IRS had not yet posted these amounts; however an estimate was accrued at 12/31/99). The Company has agreed to pay $15,000 per month until the outstanding past balance is paid in full. The remaining delinquent liability at December 31, 2000 was approximately $286,000.

     In addition, the Company is also delinquent on its 2000 payroll taxes. The total payroll taxes for the current year that are delinquent are approximately $412,000. The Company is in the process of determining a payment plan to pay this amount.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     On November 1, 2000, the Company filed a definitive information statement. This information statement acted to inform the shareholders of iNetVisionz that the board of directors of the Company approved and recommended the following amendments to the Company's articles of incorporation:

     o Change of the name of the Company from Inetvisionz.com, Inc. to iNetVisionz, Inc.
     o    Increase  the  number  of   authorized   shares  of  common  stock  to
          100,000,000
     o To authorize a class of preferred stock consisting of 10,000,000 authorized shares
     o    To designate  2,000,000 of the  preferred  stock as Series A Preferred
          Stock

     The amendment of the articles of incorporation of the Company was approved on August 29,2000 by a written consent of holders of 50.4% of the outstanding shares of common stock.

                                     PART II
                                     -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     (A)  MARKET INFORMATION

     The Company's Common Stock is currently quoted on the Over-The-Counter Market under the Symbol "INVZ". Set forth below is the trading history of the Company's Common Stock consisting of the closing price of the Company's common stock as of the last day of the month of the quarter indicated, without retail mark-up, mark-down or commissions and the inter-dealer quotations over the month indicated, all as displayed by Financial Web at www.financialweb.com:


--------------------------------------------------------------------------------
         1999                          CLOSING PRICE     HIGH ASK        LOW BID
         ----                          -------------     --------        -------

January 1 - March 31                       $ 2.03         $ 2.25         $ 1.37
April 1 - June 30                            1.47           3.31           1.43
July 1 - September 30                        0.87           1.25           0.69
October 1- December 31                       0.75           1.03           0.69

         2000
         ----

January 1 - March 31                         0.78           1.19           0.66
April 1 - June 30                            0.40           0.44           0.39
July 1 - September 30                        0.40           0.80           0.39
October 1- December 31                       0.15           0.15           0.15

         2001
         ----

January 1 - March 31                         0.15           0.15           0.15
--------------------------------------------------------------------------------


     The above quotations are inter-dealer quotations, and the actual retail transactions may involve dealer retail mark ups, markdowns, or commissions for market makers of the Company's stock.

     Except for 3,405,357 free trading shares, all shares issued by the Company are "restricted securities" within the meaning of Rule 144 under the 1933 Act. Ordinarily, under Rule 144, a person holding restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions or in transactions directly with a market maker an amount equal to the greater of one percent of the Company's then-outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Future sales of such shares and sales of shares purchased by holders of options or warrants could have an adverse effect on the market price of the Common Stock.

     In the absence of a security being quoted on the NASDAQ stock market, or the Company having $2,000,000 in net tangible assets, trading in the Company would be covered by Rule 15c2-6 of the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a new worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000, jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share.

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. Under SEC rules, "penny stock" is any security that has a market price or exercise price of less than $5.00 per share. In addition, unless exempt, the rules require the broker/dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale. The broker/dealer must disclose commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker. Finally, monthly statements have to be sent disclosing recent price information for a penny stock held in the account and information on the limited market in penny stocks.

     These rules have a substantial effect on the liquidation of the Company's common stock.

(B)  DIVIDENDS

     The Company has not paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(C)  RECENT SALES OF UNREGISTERED SECURITIES

     For the year ended December 31, 2000, the Company issued options to purchase 1,247,000 shares of common stock of the Company at the price of $1.00 per share to key employees, officers and directors of the Company. Most of these options vest over a three-year period.

     In March, 2000, the Company received $250,000 from Winthrop Venture Fund, Ltd., a non-affiliated, accredited investor in exchange for a promissory note due March 1, 2001, bearing interest at the rate of 9% per annum and warrants to purchase a total of 100,000 shares of common stock at the price of $0.80 per share. This investor entered into subscription and warrant agreement with the Company wherein the investor asserted facts demonstrating that it was an accredited investor. This investor has had a long-term investment history with the Company. This note was sold based on an exemption from registration available under 4(2) of the Act.

     In May 2000, the Company negotiated to convert secured promissory notes due to Laguna Pacific Partners, LP and Knight-Rider Investments, Inc. of $150,000 and $100,000 respectively. The Laguna Pacific Partners note was converted into 500,000 shares of common stock of the Company of which 25,000 was issued to Strawberry Canyon Capital, Inc. and 475,000 to Laguna Pacific Partners, L.P. The Knight-Rider Investments note was converted into 333,333 shares of common stock of the Company. The Company recorded an additional expense of $224,000 as a result of the beneficial conversion feature in fiscal 2000. Lawrence W. Horwitz is the sole shareholder of Strawberry Canyon, Inc. and one of the general partners of Laguna Pacific Partners, L.P. The Company relied on an exemption from registration available in converting the debt under 4(2) of the Act.

     In June 2000, the Company issued a convertible promissory note to the Harold Axelrod Revocable Trust, a non-affiliated, accredited investor in exchange for a convertible debenture. The Debenture matured on December 1, 2000 whereupon all principal and accrued interest (at the rate of 8% per annum) was due and payable. The debenture was convertible by Axelrod upon the 120th day after the execution of the debenture and ending upon the maturity date of December 1, 2000, at the rate of one share of common stock per $0.75 of principal amount of the debenture, or 70% of the five days preceding Axelrod's notice of its intent to convert. No accrued interest is payable on conversion. To date, the Debenture has not been converted, nor paid by the Company. This debenture was sold based on an exemption from registration available under 4(2) of the Act.

     In August, 2000, the Company received $50,000 from Winthrop Venture Fund, Ltd., a non-affiliated, accredited investor in exchange for a promissory note due the earlier of the raise of $200,000 in a private placement of the Company's securities or sixty days from the execution date, bearing interest at the rate of 9% per annum and warrants to purchase 1,251 shares of common stock at the price of $0.80 per share. This investor entered into subscription and warrant agreement with the Company wherein the investor asserted facts demonstrating that it was an accredited investor. This investor has had a long term investment history with the Company. This note was sold based on an exemption from registration available under 4(2) of the Act.

     From October to December 2000 the Company received $850,000 from Pre-IPO Ventures, Inc., a non-affiliated, accredited investor to purchase 1,350,000 shares of preferred stock of the Company at $0.50 and $1.00 per share. The preferred stock was duly authorized by the board of directors and shareholder resolutions. Pursuant to this offering, warrants to purchase 200,000 shares of common stock of the Company at the exercise price of $0.55 per share, and warrants to purchase 30,000 shares of common stock of the Company at the exercise price of $1.10 per share were issued to certain licensed broker dealers who participated in the offering. The investor entered into a subscription agreement with the Company wherein the investor asserted facts demonstrating that it was an accredited investor. These shares were offered in reliance on an exemption from registration available under Rule 506 of Regulation D of the Act.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

     The following is management's discussion and analysis of the Company's financial condition and results of operations. Detailed information is contained in the financials included in this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. This discussion should be read in conjunction with the business description set forth earlier in this Form 10K-SB. As indicated herein, the Company commenced implementation of a new business plan in October, 1999. The Company believes that the early stage development of this business plan would render it speculative to predict the eventual financial impact of this new business plan. As a result, the following "Management's Discussion and Analysis " primarily focuses upon the historical results of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Since its inception through December 31, 2000, the Company had not generated income from operations, had negative cash flows from operations, had current liabilities that exceeded current assets by $1,397,745 and had a net capital deficiency. As a result, the Company's independent accountants issued a going concern opinion on the December 31, 2000 financial statements. In order to implement its business plan, the Company believes that it will need to raise a minimum of $1 million in equity capital during calendar year 2001. In excess of 50% of this amount would be expended to acquire new computer hardware and software. The balance of such capital would be utilized as working capital, primarily to finance the iNetcommerce division. This is not based upon a formal set of projections, but rather estimates calculated by the Company's management based upon expenditures during the last quarter of 1999 and 2000. If the Company is unable to raise such capital, it is the intention of the Company to reduce, delay, eliminate or sell all or a portion of the iNetcommerce division, as the revenues generated by this division, the Company believes, will require a longer marketing and development cycle, relative to the more established iNetVersity (Education Services) and iNetProz (computer consulting and employment placement) divisions. The Company believes that its current cash flow would be sufficient to support such a reduced or delayed implementation of the business plan. However, there is no guarantee that the curtailment of the iNetcommerce division's business plan would be sufficient to permit the Company to continue as a going concern.

     During the fourth quarter of 1999, the Company acquired computer equipment, hardware and software for use in its daily operations in the amount of approximately $150,000. These assets were acquired using cash proceeds from operations and from issuance of debt and equity securities during November and December 1999, which are as follows: (i) The Company entered into a Subscription Agreement with a Floyd Horwitz, father of Lawrence W. Horwitz, to sell 200,000 shares under Rule 506 of Regulation D of the Securities Act of 1933 at the price of $0.25 per share. The total cash proceeds of $50,000 went to the Company; (ii) The Company commenced an offering of up to $500,000 in Units. The price of each Unit was $25,000 and each Unit was comprised of one promissory note with a six-month term at 8% interest and a five-year warrant with an exercise price of $0.80 per share. Through December 31, 1999, the Company raised $250,000 from this offering of Units.

     During March 2000, the Company received $250,000 from Winthrop Venture Fund, Ltd., an accredited investor, from the issuance of two securities in exchange for this investment, which are as follows: (i) Promissory note payable, bears interest at 9% per annum, unsecured and all interest and principal due by March 2001 (ii) 100,000 warrants were also granted with an exercise price of $0.80 per share, which expire in three years from the date of grant. Pursuant to this agreement, in the event the Company completes a registration statement under the Securities Act of 1933, the Company shall be obligated to register the shares underlying the warrants.

     On June 7, 2000, the Company received $250,000 from the Harold Axelrod Revocable Trust, a non-affiliated, accredited investor in exchange for a convertible debenture. The Debenture matured on December 1, 2000 whereupon all principal and accrued interest (at the rate of 8% per annum) is due and payable. The debenture was convertible by Axelrod upon the 120th day after the execution of the debenture and ending upon the maturity date of December 1, 2000, at the rate of one share of common stock per $0.75 of principal amount of the debenture, or 70% of the five day average of the ask price per share of the Company's common stock based on the five days preceding Axelrod's notice of its intent to convert. No accrued interest is payable on conversion. As of the date of this filing, no payments have been made and no debt has been converted.

     In August 2000, the Company received $50,000 from Winthrop Venture Fund, Ltd., a non-affiliated, accredited investor in exchange for a promissory note due the earlier of the raise of $200,000 in a private placement of the Company's securities or sixty days from the execution date, bearing interest at the rate of 9% per annum and warrants to purchase 1,251 shares of common stock at the price of $0.80 per share. As of the date of this filing, no payments have been made.

     From October to December 2000 the Company received $850,000 from Pre-IPO Ventures, Inc., a non-affiliated, accredited investor to purchase 1,350,000 shares of preferred stock of the Company at $0.50 and $1.00 per share. The preferred stock was duly authorized by the board of directors and shareholder resolutions. Pursuant to this offering, warrants to purchase 200,000 shares of common stock of the Company at the exercise price of $0.55 per share, and warrants to purchase 30,000 shares of common stock of the Company at the exercise price of $1.10 per share were issued to certain licensed broker dealers who participated in the offering. The investor entered into a subscription agreement with the Company wherein the investor asserted facts demonstrating that it was an accredited investor. These shares were offered in reliance on an exemption from registration available under Rule 506 of Regulation D of the Act.

     In December 2000, the Company sold its subsidiary, International Wireless Control Systems, Inc. for $500,000.

     Finally, the Company is currently delinquent in the payment of its payroll taxes. Revenues generated from operations and financing activities have not been sufficient to pay this debt. The Company has entered into negotiations with the IRS to pay the outstanding obligations.

     The following information was derived from the Company's historical financial statements incorporated herein.

                                                  Year Ended        Year Ended
                                                 December 31,      December 31,
                                                     1999              2000

Statement of Operations Data:                    $  2,280,489      $  4,293,128
     Revenues
     Net loss from continuing operations           (3,122,029)       (1,380,455)

     Net loss from continuing operations per
     share, basic and diluted                           (0.42)            (0.14)

Balance Sheet Data:
     Current assets                                   515,816           993,893

     Total property and equipment, net                402,396           409,335
     Total assets                                   1,356,508         2,575,274
     Total current liabilities                      1,565,923         2,391,638

     Accumulated deficit                           (5,547,295)       (6,854,514)
     Stockholders'  equity(deficit)                  (209,415)          183,636


YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999
------------------------------------------------------------------------

     Revenues. The Company generated $4,293,128 in revenues during the year ended December 31, 2000, comprised of $2,816,871 of education and placement revenues and $1,476,257 from technology consulting revenues, as compared to $2,280,489 in education and placement revenues for the year ended December 31, 1999. Education revenue increases were due to increased classes and student count that reflect strong demand in the marketplace for technical training. Technological consulting revenue represented $862,500 in non-cash sales related to RxAlternative and cash sales of $200,000 to Netbizex and $413,757 to unrelated third parties.

     Gross Profit. The Company's increase in gross profit to 67% in the period ending December 31, 2000 from 52% for the year ended 1999, reflects better management and cost control by the Company. The Company hired several instructors on a full time basis resulting in a decrease in cost of sales percentage as compared to prior periods when the Company used outside contractors at three to four times the cost of an on-staff instructor.

     General, administrative, and selling expenses. The Company had $3,838,864 in general, administrative and selling expenses for the year ended December 31, 2000, as compared to $3,942,141 of such expenses for the same period in 1999. The decrease was due to reduced non-cash charges from $1,561,000 in 1999 to $758,000 in 2000, off setting increased cash charges due to increased personnel to accommodate the growing needs of the Company. A breakdown of the components of the general, administrative and/or selling expenses for the years ended December 31, 2000 and 1999 are as follows:


                                                     1999              2000
                                                 ------------      ------------

Advertising and marketing                        $     76,346      $     37,725
Bad debt expense                                      104,644            38,710
Depreciation and amortization                         285,611           441,000
General operation expenses                            318,840           256,977
Non-cash compensation                               1,169,976           277,630
Office expenses                                        27,121            18,402
Payroll expense                                     1,392,402         2,215,086
Professional fees                                     211,000           174,549
Rent                                                  259,800           307,000
Telephone and utilities                                96,401            71,885
                                                 ------------------------------

                                                 $  3,942,141      $  3,838,864
                                                 ==============================


     Interest Expense. Interest expense increased to $397,640 for the year ended December 31, 2000 compared to $361,387 for the year ended December 31, 1999. The increase is primarily attributed to increased borrowing levels in 2000 over 1999.

     Discontinued Operations. In 2000, the Company sold its wireless subsidiary for $500,000. As a result, the Company split out the operating loss of the subsidiary of $207,529 from continuing operations and recognized a gain in the disposition of the segment of $488,688. The net gain on discontinued operations was $281,159 or $0.02 per share.

     Net Loss from Continuing Operations/Earnings Per Share. As a result of the above factors, net loss decreased to $(1,099,297) or $(0.12) per share in 2000 from a net loss of $(3,122,029) or $(0.42) per share in 1999.

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     The Registrant has engaged Corbin & Wertz, certified public accountants, 2603 Main Street, Suite 600 Irvine, California 92614 ("Corbin & Wertz") as its independent accountants for all accounting purposes related to the Registrant's business operations and the Registrant's reporting requirements. Corbin & Wertz replaced Kabani & Company, Inc., Certified Public Accountants, as the Registrant's principal accountants as of August 14, 2000 ("Kabani") for this purpose. Kabani was hired solely to review the Company's quarterly statements for the quarter ended March 31, 2000. As Kabani only conducted a review, there was no report on the financial statements, and as such no adverse opinion or a disclaimer of opinion, or qualification or modification as to audit scope, or accounting principles. The engagement of Corbin & Wertz was approved by the Board of Directors.

     The Company had engaged Kabani & Company, Inc., certified public accountants, Fountain Valley, California ("Kabani") as its independent accountant solely for the purposes of the review of the Company's quarterly statements for the quarter ended March 31, 2000. Kabani replaced Stonefield Josephson, Inc., Certified Public Accountants, as its principal accountant as of May 11, 2000 ("Stonefield") for this purpose. The principal accountants' report on the 1999 financial statements of the Registrant contained no adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles except for a going concern modification. The engagement of Kabani was approved by the Board of Directors.

     Other than stated herein, during the Registrant's two most recent fiscal years and any subsequent interim period preceding such registration, declination, or dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
--------------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

(A)  DIRECTORS AND EXECUTIVE OFFICERS

     The directors and officers of the Company are as follows:

           Name                 Age                     Position
           ----                 ---                     --------
        Noreen Khan              52          President, Secretary, Director

     NOREEN KHAN, President and CEO of the Company since May of 1998 and a member of the Board of Directors since October of 1998. Ms. Khan was employed by Tansa Group as a business consultant from May, 1993 through August, 1996. From September, 1996 through April, 1998 Ms. Khan was the financial officer of United Golf Properties, Inc., a privately held real estate investment trust specializing in the acquisition and operation of golf course properties. Ms. Khan is responsible for the business development, financial management and overall strategic planning and expansion of the Company.

     All members of the Board of Directors, with the exception of Ms. Khan, resigned from the Board in 2001 as a result of the payroll taxes owed by the Company. A current report on Form 8-K was filed at that time.

(B)  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 2000 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

(A)  SUMMARY COMPENSATION

      Set forth below is a summary of compensation for the Company's officers for fiscal years 1999. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or its subsidiary.


                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------
                     Annual Compensation                Long Term Compensation
                     -------------------                ----------------------
------------------                                      ---------------------------------------------
                                                         Awards                 Payouts
                                                         ------                 -------
-----------------------------------------------------------------------------------------------------
                                              Other                                       All Other
Name                                          Annual    Restricted                       Compensation
and                                           Compen-     Stock      Options    LTIP
Principal Position   Year   Salary    Bonus   sation      Awards      SARs     Payouts
-----------------------------------------------------------------------------------------------------
Noreen Khan          2000   $90,000    -0-      -0-         -0-      170,000     -0-          -0-
                     1999   $60,000    -0-      -0-         -0-      175,000     -0-          -0-
                     1998   $40,000    -0-      -0-         -0-        -0-       -0-          -0-
-----------------------------------------------------------------------------------------------------

     All of the foregoing options are at an exercise price of $1.00.

     While Ms. Khan's actual salary is $90,000 pursuant to the terms of her employment agreement with the Company, Ms. Khan received only $22,000 in compensation from the Company in year 2000.


                      OPTION/SAR GANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

--------------------------------------------------------------------------------------------------
   Name        Number of Securities      Percent of total        Exercise or        Expiration
                    underlying             options/SARs          Base price            Date
                   Options/SARs        granted to employees        ($/Sh)
                     Granted              in fiscal year
--------------------------------------------------------------------------------------------------
Noreen Khan          170,000                   14%             $1.00/per share   December 31, 2005
--------------------------------------------------------------------------------------------------


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

---------------------------------------------------------------------------------------------------------
   Name        Shares acquired on    Value Realized     Number of unexercised    Value of unexercised in-
                    Exercise                           options/SARs at FY end    the-money options/SARs
                                                                 (#)                  at FY-end ($)
                                                     exercisable/unexercisable  exercisable/unexercisable
---------------------------------------------------------------------------------------------------------
Noreen Khan            -0-                -0-                 0/345,000                   $0/$0
---------------------------------------------------------------------------------------------------------

(B)  EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Ms. Khan, its President, Chief Executive Officer, Secretary, and Chief Financial Officer on April 1, 2000 pursuant to which the Company has agreed to pay Ms. Khan an annual salary of $90,000 per year payable in twelve equal payments on the first day of each month. The agreement entitles Ms. Khan to a car expense allowance of $400 per month, an annual bonus proportionate to the increase in the revenue. The term of the agreement is five years commencing January 1, 2000 and ending December 31, 2004. Despite the terms of the employment agreement, Ms. Khan has not taken the full salary, the car allowance or received a bonus for the year 2000.

(C)  COMPENSATION OF DIRECTORS

The Company's By-laws state that Directors of the Company shall not receive any stated salary for their services, but, by resolution of the Board of Directors, a fixed sum and expense of attendance, if any, may be allowed for attendance at each regular and special meeting of the Board of Directors. The Company maintains directors and officers liability insurance. To date, the Company has not paid any fixed sum for expenses to board members for attendance at Board of Director meetings or in discharging their obligations as Board members.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2000: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock; (ii) each director of the Company; and
(iii) all directors and officers as a group.


TITLE OF CLASS(3)           NAME AND ADDRESS(5)        AMOUNT AND NATURE OF OWNERSHIP      PERCENT(6)
-----------------           -------------------        ------------------------------      ----------

Common Stock                Noreen Khan, President,             1,668,435(1)                   12.93%
                            Secretary, Director

Common Stock                Lawrence W. Horwitz                 1,055,000(2)                    8.18%

Common Stock                Tariq Khan                          3,273,667(3)                   25.37%

Total Shares held by officers, directors and 5% shareholders:   5,997,102                      46.48%

------------------------------------------------------------


(1) This amount includes 175,000 and 170,000 options to purchase common stock exercisable at $1.00 per share granted to Ms. Khan in November 1999 and January 2000 respectively.
(2) This amount includes 300,000 options exercisable at $0.75; 200,000 shares acquired by Floyd Horwitz, the father of Lawrence W. Horwitz; options to purchase 15,000 shares of common stock at $1.00 per share granted to Mr. Horwitz in January 2000; and the conversion of a $150,000 secured promissory note in May, 2000 pursuant to the terms of a Settlement and Conversion Agreement by and between Mr. Horwitz and the Company wherein entities in which Mr. Horwitz is a beneficial owner received 500,000 shares of common stock of the Company.
(3)  This amount  includes  85,000  options  exercisable  at $1.00 per share and options to purchase 15,000 shares of common stock at $1.00 per share granted in November 1999 and January 2000 respectively. This amount also includes shares held beneficially by Mr. Khan as a principal of Knight-Rider Investments. Tariq Khan is the son of Noreen Khan, the president of the Company.
(4) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(5) c/o Company's address: 6033 West Century Blvd., Suite 500, Los Angeles, CA 90045.
(6) The percentage calculation is based on 12,903,210 shares on a fully diluted basis which included 11,340,959 shares issued and outstanding as of December 31, 2000 and 1,062,251 options and warrants to purchase common stock exercisable as of December 31, 2000.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     The Company is in the development stage of the new business plan it launched in October 1999. Further, the Company has never conducted profitable operations. Based upon the foregoing, the Company believes that it has had difficulty in attracting substantial investment capital, outside its present management team and principal shareholders. As a result, the Company believes that each of the transactions set forth in this section were on terms that were as favorable as those that could have been obtained from unaffiliated parties, in that the Company has attracted limited capital from unaffiliated parties as of the date of this filing, and those transactions were conducted on terms similar or identical to the terms set forth below.

     Noreen Khan, the president of the Company, has entered into the following transactions with the Company during calendar years 1999 and 2000:

     (1) In December 1999, Ms. Khan received 267,435 shares of common stock as consideration for the conversion of $53,487 loaned to the Company during fiscal year 1998 and 1999.

     (2) In November 1999, Ms. Khan was issued options to purchase 175,000 shares of common stock of the Company at $1.00 per share.

     (3) On January 1, 2000, Ms. Khan was issued options to purchase 170,000 shares of common stock of the Company at $1.00 per share.

     (4) Effective January 1, 2000, Ms. Khan entered into an employment agreement with the Company. The terms and conditions of the agreement are described in Item 10(b).

     (5) During fiscal year 2000, Ms. Khan advanced the Company $14,000 in non-interest bearing funds.

     Tariq Khan, the son of the President of the Company, has entered into the following transactions with the Company:

     (1) In May, 1998, he entered into a Subscription Agreement pursuant to which he provided $640,000 in debt financing which was converted into equity during the fourth quarter of 1999 at the price of $0.20 per share (for 3,200,000 shares), in accordance with the original terms of the Subscription Agreement;

     (2) In November, 1998, Manhattan West, Inc., a corporation controlled by Mr. Khan entered into a Consulting Agreement with the Company for marketing, general business and public relations services for a one year period. Manhattan West was paid $112,000 in stock at the price of $1.68 per share (66,667 shares in the aggregate) for these services;

     (3) On November 1999 the Company issued Mr. Khan 85,000 options exercisable at $1.00 per share in accordance with the Company's annual issuance of options to key employees, consultants, officers and directors of the Company;

     (4) On January 1, 2000 the Company issued Mr. Khan 15,000 options exercisable at $1.00 per share in accordance with the Company's annual issuance of options to key employees, consultants, officers and directors of the Company; and,

     (5) In December 1999, Knight-Rider Investments, Inc. provided $100,000 through secured promissory note financing. In May 2000, the Company determined that it would be unable to pay back these sums and as a result, the Company negotiated to convert these notes into shares of common stock of the Company. The note was converted into 333,333 shares to Knight-Rider (at the conversion rate of $0.33 per share). Mr. Tariq Khan is the beneficial owner of Knight-Rider.

     (6) During fiscal year 2000, Mr. Khan advanced the Company $290,000 in non-interest bearing funds.

     Ramsey Hakim, former Chairman of the Board of the Company entered into the following transactions with the Company:

     (1)  In  November,  1998 the  Company  entered  into a one year  Consulting
          Agreement with Mr. Hakim. The amount due under this Consulting Agreement was converted into 100,000 restricted shares of stock during the fourth quarter of 1999 at a value of $1.68 per share;

     (2) During 1998, Mr. Hakim received 250,000 shares for services provided as the Chairman of the Board of the Company valued at $87,500;

     (3) In November, 1999 the Company issued Mr. Hakim 90,000 options exercisable at $1.00 per share in accordance with the Company's annual issuance of options to key employees, consultants, officers and directors of the Company; and

     (4) On January 1, 2000 the Company issued Mr. Hakim 15,000 options exercisable at $1.00 per share in accordance with the Company's annual issuance of options to key employees, consultants, officers and directors of the Company.

     Lawrence W. Horwitz, legal counsel of the Company and his father Floyd Horwitz entered into the following transactions with the Company:

     (1) In November 1999, Mr. Horwitz received the right to receive up to 300,000 options exercisable at $0.75 per share. These options vest at the rate of 225 for each hour of service provided by Mr. Horwitz on behalf of the Company. As of December 31, 2000, the maximum 300,000 options had vested;

     (2) In December 1999, Floyd Horwitz, the father of Lawrence Horwitz, acquired 200,000 shares of the Company at the price of $0.25 per share;

     (3) In December 1999, Laguna Pacific Partners, provided $150,000 and through secured promissory note financing. In May 2000, the Company determined that it would be unable to pay back these sums and as a result, the Company negotiated to convert these notes into shares of common stock of the Company. Strawberry Canyon Capital, Inc. paid the amount owed to Laguna Pacific Partners, LLP and accordingly the notes were converted into 475,000 shares to Strawberry Canyon Capital, Inc., and 25,000 to Laguna Pacific (at the conversion rate of $0.33 per share). Lawrence W. Horwitz, is the sole shareholder of Strawberry Canyon Capital, Inc., one of the general partners of Laguna Pacific Partners; and,

     (4) On January 1, 2000 the Company issued Mr. Horwitz 15,000 options exercisable at $1.00 per share in accordance with the Company's annual issuance of options to key employees, consultants, officers and directors of the Company.

                                     PART IV
                                     -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(A)  EXHIBITS

Exhibit No.    Document Description
-----------    --------------------

3.1 Articles of Incorporation of Martinique Ventures Corporation, dated February 18, 1988*
3.2 Certificate of Amendment to Articles of Incorporation of Martinique Ventures Corporation changing name to Zebulon Enterprises, Inc., dated August 13, 1997*
3.3 Certificate of Amendment to the Articles of Incorporation of Zebulon Enterprises, Inc. changing name to Tao Partners Inc. dated April 21, 1998*
3.4 Certificate of Amendment to the Articles of Incorporation of Tao Partners Inc. changing name to Inetvisionz.com, Inc. dated April 30, 1999*
3.5            Bylaws of Martinique Ventures Corporation*
3.6            Articles of  Incorporation  of Corporate  Global Search  Network,
               Inc.*
3.7            Bylaws of Corporate Global Search Network, Inc.*
3.8 Amendment to Articles of Incorporation of Corporate Global Search Network, Inc.*
3.9            Amended Bylaws of Corporate Global Search Network, Inc.*
3.10           Certificate of Designation of Series A Preferred stock*
3.11           Amendment to Articles of Incorporation of  Inetvisionz.com,  Inc.
               changing its name to Inetvisionz, Inc. dated December 11, 2000.
10.1           Web Maintenance  Agreement for  RxAlternative.com,  dated October
               25, 1999*
10.2 Web Site Development Agreement for the Creation of Two New Web Sites for RxAlternative.com, dated October 25, 1999*
10.3 South Bay Private Industry Council Agreement Entitled Amendment No. 4 to Agreement No. 96-67 by and between the Company and the city of Inglewood*
10.4 Job Training Partnership Act ("JTPA") Off-the-shelf Vendor/Voucher Training Agreement dated July 1, 1999*
10.5           Employment Training Panel Agreement dated November 30, 1999*
10.6 Lease for the property located at 19950 Mariner Avenue, Torrance California 90503, dated December 1, 1994*
10.7 Lease for the property located at 19772 MacArthur Blvd., Irvine, CA 92615, dated November 18, 1997*
10.8 Sub-Lease for the property located at 6033 West Century Blvd., Suite 500, Los Angeles, California dated March 27, 2000*
10.9 Master Lease for the property located at 6033 West Century Blvd., Suite 500, Los Angeles, California dated June 17, 1997*
10.10 Agreement No 00-H164 by and between the City of Hawthorne and iNetVersity dated April 20,2000*
10.10          Compact Disk Affiliate Agreement dated August 1, 2000*
10.11 Employment Agreement by and between Ms. Noreen Khan and the Company dated effective January 1, 2000.

*Previously filed with the Company's form 10-SB filed with the SEC on December 22, 2000.

(B)  REPORTS ON FORM 8-K

     On October 10, 2000, the Company filed a current report on Form 8-K reporting the resignation of one of its directors, Mr. Ramsey Hakim. Mr. Hakim resigned from his position on October 3, 2000. The Company believed there was no disagreement by Mr. Hakim with any of the Company's operations, policies or practices.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2001                   INETVISIONZ, INC.

                                        /s/ Noreen Khan
                                        ----------------------------------------
                                        By: Noreen Khan
                                        Its:  Chief Executive Officer, Secretary
                                        Chief Financial Officer, Director

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                            WITH

                                           INDEPENDENT AUDITORS' REPORTS THEREON

================================================================================

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                                                        CONTENTS

================================================================================


INDEPENDENT AUDITORS' REPORTS..........................................F-1 - F-2

CONSOLIDATED FINANCIAL STATEMENTS:
      Consolidated Balance Sheet.............................................F-3
      Consolidated Statements of Operations..................................F-4
      Consolidated Statements of Stockholders' Equity .......................F-5
      Consolidated Statements of Cash Flows..................................F-7
      Notes to Consolidated Financial Statements.............................F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
iNetVisionz, Inc.

We have audited the accompanying consolidated balance sheet of iNetVisionz, Inc. (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iNetVisionz, Inc. as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital, reduced cash levels and recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including the realization of long-lived assets) and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                       CORBIN & WERTZ

Irvine, California
March 22, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
iNetVisionz, Inc.
Los Angeles, California

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of iNetVisionz, Inc. (formerly known as Inetvisionz.com, Inc.) for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with accounting principles generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, iNetVisionz, Inc.'s consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 23, 2000 (except for Note 16, which is as of March 9, 2001)

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                                      CONSOLIDATED BALANCE SHEET

================================================================================
                                                                   DECEMBER 31,
ASSETS                                                                 2000
                                                                   ------------

Current assets:
      Cash and cash equivalents                                    $     21,226
      Accounts receivable, net of allowance for doubtful
        accounts of $211,000                                            821,322
      License, net                                                      125,000
      Other current assets                                               26,345
                                                                   ------------
           Total current assets                                         993,893

Property and equipment, net                                             409,335
Intangibles, net                                                        309,546
Investment in non-marketable equity securities                          862,500
                                                                   ------------

                                                                   $  2,575,274
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                        $    529,405
      Accrued payroll and payroll related expenses                      880,778
      Deferred revenue                                                   72,900
      Notes payable, related parties, net of debt discount              287,833
      Advances, related parties                                         331,000
      Convertible debt                                                  250,000
      Accrued preferred stock dividend                                   39,722
                                                                   ------------
           Total current liabilities                                  2,391,638
                                                                   ------------

Commitments and contingencies

Stockholders' equity:
      Series A convertible preferred stock; $0.001 par value;
           $0.025 per share quarterly cumulative dividend;
           2,000,000 shares designated; 1,350,000 shares
           committed at December 31, 2000 (liquidation value
           $1,350,000)                                                    1,350
      Common stock; $0.001 par value; 100,000,000 shares
        authorized; 11,840,959 shares issued and outstanding             11,841
      Additional paid-in capital                                      7,024,959
      Accumulated deficit                                            (6,854,514)
                                                                   ------------
           Total stockholders' equity                                   183,636
                                                                   ------------
                                                                   $  2,575,274
                                                                   ============

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                      accompanying notes to financial statements

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                           YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                            2000             1999
                                                        ------------     ------------
Net revenues                                            $  4,293,128     $  2,280,489
Cost of revenues                                           1,437,079        1,098,990
                                                        ------------     ------------
           Gross profit                                    2,856,049        1,181,499

General and administrative expenses                        3,838,865        3,942,141
Interest expense                                             397,640          361,387
                                                        ------------     ------------

Net loss from continuing operations before
  discontinued operations                                 (1,380,456)      (3,122,029)
                                                        ------------     ------------

Discontinued operations:
      Operating loss of discontinued segment                (207,529)              --
      Gain on disposition of discontinued segment            488,688               --
                                                        ------------     ------------
                                                             281,159               --
                                                        ------------     ------------

Net loss                                                $ (1,099,297)    $ (3,122,029)
                                                        ============     ============

Net loss per share - basic and diluted:
      Continuing operations                             $      (0.14)    $      (0.42)
      Discontinued operations                                   0.02               --
                                                        ------------     ------------

           Net loss available to common shareholders    $      (0.12)    $      (0.42)
                                                        ============     ============

Weighted average number of shares outstanding -
  basic and diluted                                       11,564,703        7,488,544
                                                        ============     ============

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                      accompanying notes to financial statements

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

                                       PREFERRED STOCK               COMMON STOCK
                                  -------------------------   -------------------------    ADDITIONAL
                                   COMMITTED                                                PAID-IN     ACCUMULATED
                                    SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL       DEFICIT         TOTAL
                                  -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at January 1, 1999, as
restated                                   --   $        --     6,806,857   $     6,807   $ 2,932,598   $(2,425,266)   $   514,139

Shares issued during private
placements, including expense
recognized from sale of stock
at less than fair value                    --            --       200,000           200       143,400            --        143,600

Exercise of stock options                  --            --       300,000           300        74,700            --         75,000

Shares issued to related parties
upon conversion of debt                    --            --     3,467,435         3,467       690,020            --        693,487

Beneficial conversion feature
of debt to equity                          --            --            --            --       352,012            --        352,012

Options granted to consultants
in exchange for services rendered          --            --            --            --       701,375            --        701,375

Shares issued to related parties
in exchange for services                   --            --       233,334           233       391,768            --        392,001

Warrants granted in connection
with debt offering                         --            --            --            --        41,000            --         41,000

Net loss                                   --            --            --            --            --    (3,122,029)    (3,122,029)
                                  -----------   -----------   -----------   -----------   -----------   -----------    -----------

--------------------------------------------------------------------------------
Continued ...

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

                                       PREFERRED STOCK               COMMON STOCK
                                  -------------------------   -------------------------    ADDITIONAL
                                   COMMITTED                                                PAID-IN     ACCUMULATED
                                    SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL       DEFICIT         TOTAL
                                  -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1999,
as restated                                --            --    11,007,626        11,007     5,326,873    (5,547,295)      (209,415)

Options granted to consultants
in exchange for services rendered          --            --            --            --       277,630            --        277,630

Shares issued to related parties
upon conversion of debt                    --            --       833,333           834       223,166            --        224,000

Beneficial conversion feature
of debt to equity                          --            --            --            --       243,600            --        243,600

Warrants granted in connection
with debt offering                         --            --            --            --        73,000            --         73,000

Preferred shares committed in
connection with private placement,
net of issuance costs               1,350,000         1,350            --            --       712,490            --        713,840

Beneficial conversion feature of
committed preferred shares                 --            --            --            --        90,000       (90,000)            --

Warrants granted in connection
with preferred shares                      --            --            --            --        78,200       (78,200)            --

Accrued preferred stock
dividends                                  --            --            --            --            --       (39,722)       (39,722)

Net loss                                   --            --            --            --            --    (1,099,297)    (1,099,297)
                                  -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2000        1,350,000   $     1,350    11,840,959   $    11,841   $ 7,024,959   $(6,854,514)   $   183,636
                                  ===========   ===========   ===========   ===========   ===========   ===========    ===========

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                      accompanying notes to financial statements

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                 YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                  2000             1999
                                                              ------------     ------------

Cash flows from operating activities:
      Net loss                                                $ (1,099,297)    $ (3,122,029)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Allowance for doubtful accounts                          38,710          104,644
           Depreciation and amortization                           441,000          285,611
           Gain on disposition of discontinued segment            (488,688)              --
           Non-cash revenue                                       (862,500)              --
           Options and stock compensation                          277,630        1,169,976
           Debt discount amortization and interest expense
             recorded on beneficial conversion                     317,433          354,012
           Changes in operating assets and liabilities:
                 Accounts receivable                              (526,393)          42,439
                 License                                          (250,000)              --
                 Other current assets                                9,625          (27,018)
                 Accounts payable and accrued expenses             258,391          633,592
                 Deferred revenue                                  (17,551)          34,113
                                                              ------------     ------------

      Net cash used in operating activities                     (1,901,640)        (524,660)
                                                              ------------     ------------

Cash flows from investing activities:
      Cash - restricted                                            107,957         (107,957)
      Payments to acquire property, equipment and
        intangibles                                               (206,939)        (171,168)
                                                              ------------     ------------

      Net cash used in investing activities                        (98,982)        (279,125)
                                                              ------------     ------------

Cash flows from financing activities:
      Proceeds from sale of discontinued segment                   500,000               --
      Proceeds from related party advances, net                    331,000          352,012
      Proceeds from notes payable, related parties                 300,000          250,000
      (Repayments) borrowings of loan payable, bank               (100,015)         100,015
      Proceeds from convertible debt                               250,000               --
      Proceeds from common and preferred stock sales,
        net of offering costs                                      763,840           98,692
                                                              ------------     ------------

      Net cash provided by financing activities                  2,044,825          800,719
                                                              ------------     ------------

Cash of discontinued segment                                       (23,977)              --
                                                              ------------     ------------

Net change in cash and cash equivalents                             20,226           (3,066)

Cash and cash equivalents, beginning of year                         1,000            4,066
                                                              ------------     ------------

Cash and cash equivalents, end of year                        $     21,226     $      1,000
                                                              ============     ============

--------------------------------------------------------------------------------
Continued ...

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

================================================================================

                                                                 YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                  2000             1999
                                                              ------------     ------------
Supplemental disclosure of cash flow information:
      Cash paid for income taxes                              $      3,200    $        800
                                                              ============    ============
      Cash paid for interest                                  $         --    $         --
                                                              ============    ============

Supplemental non-cash investing and financing activities:
     See  accompanying  notes  to  the  consolidated  financial  statements  for
     additional   information  relating  to  non-cash  investing  and  financing activities during fiscal 2000 and 1999.

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                      accompanying notes to financial statements

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization and Nature of Business
-----------------------------------

iNetVisionz, Inc., a California corporation, and its subsidiaries provide education through the distance learning environment and develop and deliver technology training lessons using the Internet as a means of delivery. The Company also provides technology consulting and technology job placement services. In December 2000, the Company changed its name from Inetvisionz.com, Inc. and changed its state of incorporation from Delaware to California.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of iNetVisionz, Inc. and its wholly owned subsidiaries, iNetVersity, Inc., Out of the Box Solutions, Inc., Corporate Search Network, Inc. and iNetGeneration, Inc. All intercompany transactions have been eliminated in consolidation.

Going Concern
-------------

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since its inception through December 31, 2000, the Company has incurred significant operating losses totaling approximately $6,700,000, and at December 31, 2000, has a working capital deficit of approximately $1,400,000 and has cash balances totaling only approximately $20,000. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital through third parties or related parties, and (2) generate significant revenues through its existing assets and operating business. The Company plans to raise additional working capital through private offerings of debt and equity (see Note 17 for recent capital raising activities). The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the collectibility of accounts receivable and the realizability of long-lived assets.

Revenue Recognition
-------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The application of SAB 101 to the Company's financial statements did not result in a material change in the Company's results of operations.

TUITION REVENUES - The Company recognizes tuition revenue from corporate and individual customers (excluding WIA and ETP) as services are performed over the term of each enrollment, usually ranging from 1 week to 20 weeks.

The Company also provides tuition services and technical training under Federal and State funded Job Training Programs, which are as follows:

Workforce Investment Act ("WIA"): The Company currently has yearly contracts with training providers that have been approved by the California Eligible Training Provider List. Pursuant to these agreements, the Company recognizes tuition revenue at various stages after services have been performed without any further contingencies or performance obligations, and thereby have earned the right to receive and retain payments for services billed. A summary of the various stages is as follows:

25% - Upon enrollment in the training program and attainment of one learning objective of core training (not less than 15 hours) and submission of verification of enrollment, timesheets and corresponding invoice by the Company to the respective agency.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

CONSULTING REVENUES - The Company recognizes revenue upon permanent placement of technical personnel with the Company's customers at revenue amounts to be determined on an individual basis. In the event that the employer of the permanently placed candidate is dissatisfied with the candidate's performance within the initial 30 days of employment, the Company would be obligated to replace the candidate at no cost, provided the employer has paid its fees in full. The Company recognizes revenue 30 days after satisfactory placement of technical personnel.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

Deferred Revenue
----------------

Deferred revenue includes deferred tuition and consulting revenues. Deferred tuition revenue represents amounts received as non-refundable deposits on student enrollments for which the revenue is not yet recognizable as the services have not yet been performed. The Company honors delayed enrollments at a future date, for as long as a timely notice as determined on an individual basis is provided to the Company. Deferred consulting revenue represents amounts received for providing future computer consulting and technical support that have not yet been earned.

Fair Value
----------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. At December 31, 2000, the carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The estimated fair value of amounts due to related parties is not ascertainable as the underlying transactions were between related parties. Also, the estimated value of convertible debt is not determinable as equivalent financial instruments are not easily identifiable.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Concentrations of Credit Risk
-----------------------------

The Company performs periodic credit evaluations of its customers and maintains allowances for potential uncollectible accounts as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. The Company estimates credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. At December 31, 2000, the Company has recorded an allowance for doubtful accounts of approximately $211,000.

During the years ended December 31, 2000 and 1999, revenues from the three largest customers accounted for approximately 48% and 35% of total revenues, 45% and 35% of education and job placement revenues, and 53% and 0% of technological revenues, respectively. Included in accounts receivable at December 31, 2000 is approximately $576,000 due from two of these customers. The loss of any of these three customers could have a material impact on the Company's operations.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Inventories
-----------

Inventories have been valued at lower of cost or market. Inventories are included in other current assets and consist primarily of computer and education products as of December 31, 2000.

Property and Equipment
----------------------

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, whereas, additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of three to five years.

Leasehold improvements are being amortized on a straight-line basis over their estimated useful lives of 60 months.

Intangibles
-----------

During September 1998, the Company entered into a non-compete agreement and acquired customer lists, product licenses and copyrights from the training division of Novaquest InfoSystems, Inc. Based on management's best estimates, the Company allocated $580,000 to these intangible assets, which are stated at cost and are being amortized on a straight-line basis over the estimated useful lives of 60 months from the date of acquisition.

Investment in Non-Marketable Equity Securities
----------------------------------------------

The Company entered into an agreement with RxAlternative.com, Inc. ("RxAlternative") in which it received a 4.17% common stock interest as compensation for services to be provided to RxAlternative, which is valued at $862,500 (see Note 9). This investment is accounted for on the cost basis, and is recorded at its initial estimated value and adjusted for any subsequent costs incurred by or reimbursed to the Company and any permanent impairment in value.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at December 31, 2000. There can be no assurances, however, that market or economic conditions will not change or demands for the Company's services will continue which could result in impairment on long-lived assets in the future.

Income Taxes
------------

In accordance with Statement of Financial Accounting Standards No. 109, deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured.

Accounting for Stock-Based Compensation
---------------------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee (including non-employee directors) stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. The Company follows SFAS 123 to account for stock-based compensation to all consultants, excluding non-employee directors.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25." FIN 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB 25. FIN 44 was effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. FIN 44 did not have any material impact on the Company's financial statements.

Net Loss Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. The Company's net loss has been increased for the effect of accrued dividends to preferred stockholders the valuation of the warrants granted in connection with the committed preferred shares, and the beneficial conversion feature of the committed preferred shares (see Notes 10 and 14). Stock options and warrants outstanding are not considered common stock equivalents, as the effect on net loss per share would be anti-dilutive.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." As of December 31, 2000, comprehensive income consisted of net loss only and accordingly, no statement of comprehensive income has been provided. In the event components of other comprehensive income came into existence in the future, a statement of comprehensive income would then be provided.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Segment
-------

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" (see Note 15). SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report to selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Based on the  Company's  integration  and  management  strategies,  the  Company
currently  believes  it  operates  in  two  business  segments:   education  and
placement; and technology consulting.

New Accounting Pronouncements
-----------------------------

In June 1998, the FASB issued Statement of Financial Accounts Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating the impact of this statement on its financial statements and its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001.

Reclassifications
-----------------

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 2 - LICENSE
----------------

The Company paid $250,000 and entered into a "Compact Disk Affiliate Agreement" with Preference Technologies, Inc. ("Preference"). Under the terms of the agreement, the Company becomes a sponsor and distributor of Preference's Global Information Gateway ("GIG"). The Company is amortizing the license over its one-year term. At December 31, 2000, $125,000 has been amortized. The GIG is a marketing device that the Company uses to communicate with its existing and potential students and customers. The GIG provides its users with a personalized "gateway" to the Internet, where the Company may advertise and otherwise communicate with those parties on the GIG at any given time. The Company's user license expires concurrently with this License. In the event Preference would choose to terminate or otherwise refuse to continue to provide the GIG after the August 2001 termination date, the Company's management believes that its operations would not be materially effected. Prior to the formation of the GIG licensing arrangement, the Company utilized traditional marketing methods to secure its customers and students.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following as of December 31, 2000:

     Computer and electronic equipment                 $    554,130
     Office furniture and equipment                         186,682
     Leasehold improvements                                  76,850
     Automobile                                              15,305
                                                       ------------
                                                            832,967

     Less accumulated depreciation and amortization        (423,632)
                                                       ------------

                                                       $    409,335
                                                       ============

Depreciation and amortization expense related to the property and equipment for the years ended December 31, 2000 and 1999 totaled $200,000 and $169,611, respectively.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 4 - INTANGIBLES

Intangibles consist of the following as of December 31, 2000:

     Customer list                                         $    280,000
     Product license, copyrights, trademark and concept         250,000
     Non-compete agreement                                       50,000
                                                           ------------
                                                                580,000

     Less accumulated depreciation and amortization            (270,454)
                                                           ------------

                                                           $    309,546
                                                           ============

Amortization expense related to intangibles for both of the years ended December 31, 2000 and 1999 was $116,000.

NOTE 5 - PAYROLL TAX LIABILITY
------------------------------

In April 2000, the Company negotiated a payment plan on its 1999 delinquent payroll taxes including an estimated $154,000 in interest and penalties. Under the payment plan, the Company will make monthly payments of $15,000 until the liability is fully paid off. The remaining liability at December 31, 2000 is approximately $286,000.

In addition, the Company is also delinquent on its 2000 payroll taxes. The total payroll taxes for the current year that are delinquent is approximately $412,000. The Company is in the process of determining a payment plan to pay the liability off.

NOTE 6 - PAYABLES TO RELATED PARTIES
------------------------------------

As of December 31, 1999, the Company raised $250,000 from the issuance of unsecured promissory notes to related parties with interest at 8%, which were due in December 2000. Included with notes were 100,000 warrants to purchase the Company's common stock at $0.80 per share, expiring December 2002, immediately exercisable. The warrants were valued at $41,000 (based on a Black-Scholes computation under SFAS 123) which was recorded as a debt discount and an increase to additional paid-in capital and was amortized on a straight-line basis over the life of the promissory note. In May 2000, the Company converted the net balance of $224,000 to equity (see Note 10).

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 6 - PAYABLES TO RELATED PARTIES, CONTINUED
-----------------------------------------------

The Company has various notes payable and advances to related parties. The notes payable consist of the following as of December 31, 2000:

     Unsecured promissory notes, bearing
     interest at 9% per annum, principal and
     interest due on the maturity date
     Pursuant to this agreement, the maturity
     date shall be one year from the
     execution date of the promissory note
     (March 2001), net of unamortized
     discount of $30,417                                       $    219,583

     Unsecured promissory note, bearing
     interest at 9% per annum, principal and
     interest due sixty days from the
     execution of the note (October 2000) or
     the raising of at least $200,000 in
     equity financing, whichever is earlier                          50,000
                                                               ------------

                                                               $    269,583
                                                               ============

The total interest expense accrued on related-party notes for the years ended December 31, 2000 and 1999 was approximately $30,000 and $3,000, respectively.

In addition, in connection with the March unsecured promissory notes, the Company issued warrants to purchase a total of 100,000 shares of common stock at $0.80 per share, expiring March 2003, immediately exercisable. The warrants were valued at $73,000 (based on a Black-Scholes computation under SFAS 123) which was recorded as a debt discount and an increase to additional paid-in capital and will be amortized on a straight-line basis over the life of the promissory note.

In connection with the August unsecured promissory note, the Company issued warrants to purchase 1,251 shares of common stock at $0.80 per share, expiring August 2003, immediately exercisable. The value of the warrants were immaterial (based on a Black-Scholes computation under SFAS 123) and thus were not recorded as a debt discount.

The related interest expense recognized for debt discount amortization for the years ended December 31, 2000 and 1999 was approximately $64,000 and $2,000, respectively.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 6 - PAYABLES TO RELATED PARTIES, CONTINUED
-----------------------------------------------

In addition, the Company, from time to time, receives advances from other related parties. The advances from related parties are unsecured, either non-interest bearing or bearing interest at 7% and payable on demand or within 180 days. At December 31, 2000, the advances totaled $331,000.

NOTE 7 - CONVERTIBLE DEBENTURES
-------------------------------

In June 2000, the Company issued a $250,000 secured convertible debenture bearing interest at a rate of 8%. The notes are convertible at one share of Company common stock per $0.75 principal amount of the debenture or 70% of the five day average of the ask price per share of the Company's common stock based on the five days preceding the notice of intent to convert.

In connection with this discounted conversion feature the Company recorded $19,600 of debt discount. The Company amortized the debt discount over the period the debt was issued to the date it becomes exercisable and has $19,600 in interest expense for the year ended December 31, 2000.

NOTE 8 - COMMITMENTS
--------------------

The Company leases its office space and training locations under a renewable operating lease, which expires in September 2007. Pursuant to this lease agreement, the Company is also responsible for maintaining certain minimum insurance requirements and general utilities.

The following is a schedule by years of future minimum rental payments as required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2000:

             Years Ending
             December 31,
             ------------

                 2001                           $    274,000
                 2002                                291,000
                 2003                                324,000
                 2004                                324,000
                 2005                                341,000
                 Thereafter                          600,000
                                                ------------

                                                $  2,154,000
                                                ============

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 8 - COMMITMENTS, CONTINUED
-------------------------------

Total rent expense was approximately $307,000 and $260,000 for the years ended December 31, 2000 and 1999, respectively.

NOTE 9 - CONTRACTS
------------------

The Company entered into agreements with RxAlternative to develop two websites starting January 2000 and provide monthly technical support and maintenance services over a period of one year. Pursuant to these agreements, the Company received 750,000 shares of RxAlternative's (a private company) restricted common shares (4.17% undiluted interest of RxAlternative) valued at $1.15 per share (based on recent private sales of RxAlternative stock) for total revenues of $862,500. The Company was also granted 100,000 stock options to purchase 100,000 shares of common stock at $1.00 per share. In a separate agreement, the Company will also receive $10,000 per month for maintenance services for up to 40 man-hours of services rendered and plans to record this revenue over the term of the agreement upon satisfactory completion of services and acceptance by RxAlternative. At December 31, 2000, the Company completed its contact with RxAlternative and recognized revenues of $862,500 for the year then ended.

In June 2000, the Company entered into an agreement with Netbizex, a company that has certain shareholders in common with the Company, to develop three websites for $250,000. At December 31, 2000, approximately 80% of this work has been completed; therefore, the Company recognized $200,000 of revenue and $50,000 of deferred revenues under this agreement.

NOTE 10 - STOCK ACTIVITY
------------------------

Preferred Stock
---------------

In August 2000, the Company's board of directors authorized the issuance of 10,000,000 shares of $0.001 par value preferred stock, of which 2,000,000 shares were designated as Series A preferred stock. The shares will have preference in liquidation of $1.00 per share before the holders of common stock receive any distributions. Each share is convertible into one share of common stock with adjustments to the conversion rate as defined in the Certificate of

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 10 - STOCK ACTIVITY, CONTINUED
-----------------------------------

Designation of Series A Preferred Stock. Each share of Series A preferred stock will accrue a quarterly cumulative dividend of $0.025 per share. At December 31, 2000, the Company committed to issue 1,000,000 shares of Series A preferred stock at a price of $0.50 per share and an additional 350,000 shares of Series A preferred stock at a price of $1.00 per share for a total gross proceeds of $850,000. The Company incurred legal costs and commissions of $136,160 in connection with these issuances.

At December 31, 2000, the Company has accrued approximately $40,000 of cumulative preferred dividends. In connection with the sale of preferred stock, the Company issued warrants to provide a total of 230,000 shares of common stock, 200,000 shares at $0.55 per share and 30,000 shares at $1.10 per share, expiring November 2003, to finders and consultants. The value of the warrants (based on a Black-Scholes computation) was $78,200, which has been recorded as an additional preferred stock dividend at December 31, 2000. In addition, the beneficial conversion price of $0.50 per share resulted in the recognition of $90,000 of preferred stock dividends in the year ended December 31, 2000.

Stock Issuances
---------------

In December 2000, the shareholders approved an increase in the authorized shares of common stock to 100,000,000.

During December 1999, the Company initiated a private placement offering (the "December 1999 Private Placement") of 200,000 shares of the Company's common stock at an offering price of $0.25 per share. The Private Placement was exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 under Rule 504 of Regulation D. During the year ended December 31, 2000, proceeds amounted to $50,000. The Company recorded an expense of $93,600 arising from the sale of stock at less than fair value during the year ended December 31, 1999.

Services Rendered
-----------------

Pursuant to three consulting agreements with related parties, the Company issued 233,334 restricted common shares for (i) services rendered during the year ended December 31, 1999 in the amount of $375,001, and (ii) from the satisfaction of $17,000 of accrued consulting fees for the year ended December 31, 1998. The shares were recorded at fair value at the date of issuance.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 10 - STOCK ACTIVITY, CONTINUED
-----------------------------------

Conversion of Debt
------------------

Pursuant to loan agreements, the officer-stockholders converted $693,487 of debt to equity at the rate of $0.20 per share into 3,467,435 restricted common shares during the year ended December 31, 1999, recognizing interest expense of $352,012 in fiscal 1999 relating to the beneficial conversion of these notes.

In May 2000, the Company agreed to issue 833,333 shares of common stock to related parties. This issuance was in connection with the conversion of notes payable with a net book value of $224,000. The beneficial conversion price of $0.30 per share resulted in the recognition of $224,000 of interest expense during the year ended December 31, 2000.

NOTE 11 - OPTIONS AND WARRANTS
------------------------------

During March 1999, the Company granted 500,000 options with an exercise price of $0.25 per share to a consultant. The Company recorded an expense of $630,000 during the year ended December 31, 1999 as required under SFAS 123. Also during March 1999, 200,000 of these options were cancelled and the remaining 300,000 options were exercised for gross proceeds of $75,000.

On November 11, 1999, the Company granted 424,000 options to purchase restricted shares of the Company's common stock at $1.00 per share (above fair value on the date of grant) to select employees, consultants and non-employee directors. The options were not issued under a formal plan, as the Company has not yet adopted an option plan. The options have a three-year term and are exercisable on or after January 1, 2000. Compensation expense of $11,375 has been recorded under SFAS 123 for options granted to a related-party consultant.

During November 1999, the Company granted 300,000 common stock options to a current shareholder/corporate counsel at a cash exercise price of $0.75 per share. Pursuant to this agreement, the stock options will vest at the rate of one common stock option for $1 of legal and consulting fees billed to the Company at various times. The shareholder has agreed to accept these options in lieu of payment for these legal services. During the years ended December 31, 2000 and 1999, 240,000 and 60,000 options, respectively, had vested, for which accrued legal expense of $240,000 and $60,000, respectively, has been recorded. The options expire, if not exercised, on the fifth year after the presentation of the legal and consulting bills to the Company.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 11 - OPTIONS AND WARRANTS, CONTINUED
-----------------------------------------

During the year ended December 31, 2000, the Company issued options to purchase 1,076,000 shares at $1.00 per share to employees, directors and various third parties. As the fair value was less than the exercise price on the dates of grant, no expense was recorded under APB 25 for options issued to employees and directors; $37,630 of expense was recorded under SFAS 123 for options issued to various third parties. Subsequent to December 31, 2000, the Company canceled options to purchase 616,667 shares due to the termination of the employees.

The following is a summary of all options granted to employees, directors and consultants to acquire the Company's common stock as of December 31, 2000 and 1999:

                                                          DECEMBER 31,
                                    ------------------------------------------------------
                                               2000                        1999
                                    -------------------------    -------------------------
                                                   WEIGHTED                      WEIGHTED
                                                    AVERAGE                       AVERAGE
                                                   EXERCISE                      EXERCISE
                                      SHARES         PRICE         SHARES          PRICE
                                    ----------     ----------    ----------     ----------
Balance, beginning of year             724,000     $     0.90            --     $       --
      Granted                        1,247,000           1.00     1,224,000           0.63
      Canceled                        (171,000)          1.00      (200,000)          0.25
      Exercised                             --             --      (300,000)          0.25
                                    ----------     ----------    ----------     ----------

Balance, end of year                 1,800,000     $     0.96       724,000     $     0.90
                                    ==========     ==========    ==========     ==========

Exercisable at end of year             631,000     $     0.88        60,000     $     0.75
                                    ==========     ==========    ==========     ==========


The following table summarizes information about stock options outstanding at December 31, 2000:

                                  Outstanding                  Exercisable
                           -------------------------     -----------------------
                            Weighted
                             Average        Weighted                    Weighted
Range of                    Remaining       Average                     Average
Exercise       Total       Contractual      Exercise                    Exercise
  Price       Options         Life           Price         Total         Price
--------     ---------     -----------      --------     ---------      --------

$   0.75       300,000         4.6          $   0.75       300,000      $   0.75
    1.00     1,500,000           3              1.00       331,000          1.00
             ---------                      --------     ---------      --------

             1,800,000                      $   0.96       631,000      $   0.88
             =========                      ========     =========      ========

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 11 - OPTIONS AND WARRANTS, CONTINUED
-----------------------------------------

If the Company had elected to recognize compensation cost based on the fair value of the options granted to employees as prescribed by SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below for the years ended December 31:

                                                 2000             1999
                                             ------------     ------------

     Net loss - as reported                  $ (1,099,297)    $ (3,122,029)
     Net loss - pro forma                    $ (1,143,547)    $ (3,308,909)
     Loss per share - as reported            $      (0.12)    $      (0.42)
     Loss per share - pro forma              $      (0.12)    $      (0.44)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 2000             1999
                                             ------------     ------------

     Expected dividend yield                           0%               0%
     Expected stock price volatility             308-314%              70%
     Risk free interest rate                         6.5%             6.5%
     Expected life of options                     3 years        3-5 years

This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period.

The weighted average fair value of options granted to employees during fiscal year 2000 and 1999 is $0.58 and $0.73, respectively.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 11 - OPTIONS AND WARRANTS, CONTINUED
-----------------------------------------

Stock Warrants

In December 1999, the Company issued 100,000 warrants in connection with related-party notes payable (see Note 6). In addition, during fiscal 2000, the Company issued 101,251 warrants in connection with the related party notes (see
Note 6) and 230,000 warrants in connection with the Series A preferred stock (see Note 10).

The following is a summary of all warrants granted to shareholders, consultants and others to acquire the Company's common stock as of December 31, 2000 and 1999:

                                                          DECEMBER 31,
                                    ------------------------------------------------------
                                               2000                        1999
                                    -------------------------    -------------------------
                                                   WEIGHTED                      WEIGHTED
                                                    AVERAGE                       AVERAGE
                                                   EXERCISE                      EXERCISE
                                      SHARES         PRICE         SHARES          PRICE
                                    ----------     ----------    ----------     ----------

Balance at beginning of year           100,000     $     0.80            --     $       --
      Granted                          331,251           0.68       100,000           0.80
      Canceled                              --             --            --             --
      Exercised                             --             --            --             --
                                    ----------     ----------    ----------     ----------

Balance, end of year                   431,251     $     0.70       100,000     $     0.80
                                    ==========     ==========    ==========     ==========

Exercisable at end of year             431,251     $     0.70       100,000     $     0.80
                                    ==========     ==========    ==========     ==========

The following table summarizes information about stock warrants outstanding at December 31, 2000:

                                  Outstanding                  Exercisable
                           -------------------------     -----------------------
                            Weighted
                             Average        Weighted                    Weighted
Range of                    Remaining       Average                     Average
Exercise       Total       Contractual      Exercise                    Exercise
  Price      Warrants         Life           Price         Total         Price
--------     ---------     -----------      --------     ---------      --------

 $0.55         200,000         3            $   0.55       200,000      $   0.55
  0.80         201,251         3.5              0.80       201,251          0.80
  1.10          30,000         3                1.10        30,000          1.10
             ---------                      --------     ---------      --------
               431,251                      $   0.70       431,251      $   0.70
             =========                      ========     =========      ========

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 11 - OPTIONS AND WARRANTS, CONTINUED
-----------------------------------------

The value of the fiscal year 2000 and 1999 warrants are estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                 2000             1999
                                             ------------     ------------

     Expected dividend yield                           0%               0%
     Expected stock price volatility             308-324%              70%
     Risk free interest rate                         6.5%             6.5%
     Expected life of warrants                    3 years          5 years

NOTE 12 - INCOME TAXES
----------------------

The provision for taxes represent the Company's federal income and California state franchise tax expense. During the year ended December 31, 2000, no provision for taxes was required, except for minimum California state franchise tax, since the Company has recorded valuation allowances against its large net operating loss carryforwards for tax purposes. The valuation allowance increased by approximately $550,000 and $1,244,000 during the years ended December 31, 2000 and 1999, respectively.

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate of 34% for the years ended December 31, 2000 and 1999 are as follows:

                                                     2000             1999
                                                 ------------     ------------

     Income tax benefit at federal
       statutory rate                            $   (469,355)    $ (1,061,490)
     State tax benefit, net of federal effect         (80,542)        (182,152)
     Increase in valuation allowance                  549,897        1,243,642
                                                 ------------     ------------

                                                 $         --     $         --
                                                 ============     ============

For both Federal and California state income tax purposes, approximately $5,900,000 of net operating loss carryforwards exist to offset future taxable income. These carryforwards start to expire in 2018 for Federal purposes and 2003 for California state purposes, respectively. No tax benefit has been reported in the accompanying financial statements. Accordingly, at December 31, 2000, the $2,400,000 tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 13 - DISCONTINUED OPERATIONS
---------------------------------

In December 2000, the Company entered into an agreement with a consulting group to sell all of the stock of International Wireless Control Systems, Inc. ("IWCS"), a wholly owned subsidiary, for $500,000. Under Accounting Principles Board Opinion No. 30, this subsidiary represented a segment of the Company and thus discontinued operations treatment is applicable. Included in the gain on disposition were net assets of the discontinued segment on the date of the agreement of $11,312. Loss from operations of the discontinued segment prior to its disposition was approximately $208,000 for the year ended December 31, 2000.

NOTE 14 - LOSS PER SHARE
------------------------

Basic and diluted loss per common share is computed as follows:

                                                                             2000             1999
                                                                         ------------     ------------
     Numerator for basic and diluted loss per common share:
          Net loss from continuing operations before
            discontinued operations                                      $ (1,380,456)    $ (3,122,029)
          Preferred dividends, including warrants granted
            in connection with preferred shares                              (117,922)              --
          Beneficial conversion of preferred shares                           (90,000)              --
                                                                         ------------     ------------

                Net loss available from continuing operations
                  available to common stockholders                         (1,588,378)      (3,122,029)

          Discontinued operations                                             281,159               --
                                                                         ------------     ------------

                Net loss available to common stockholders                $ (1,307,219)    $ (3,122,029)
                                                                         ============     ============

     Denominator for basic and diluted loss per common share:
          Weighted average common shares outstanding                       11,564,703        7,488,544
                                                                         ============     ============

          Net loss per common share available to common stockholders:
                Continuing operations                                    $      (0.14)    $      (0.42)
                Discontinued operations                                          0.02               --
                                                                         ------------     ------------

                                                                         $      (0.12)    $      (0.42)
                                                                         ============     ============

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 15 - SEGMENT INFORMATION
-----------------------------

The Company's principal segments are:

     - Provide education through distant learning environment using the internet and traditional classroom settings, and permanent placement of technical personnel with the Company's customers.

     -    Provide corporation e-commerce solutions through web consulting.

Financial information about industry segments as of and for the year ended December 31, 2000 and 1999 is as follows:

                                                          2000             1999
                                                      ------------     ------------
     Operating revenue:
             Education and placement                  $  2,816,871     $  2,280,489
             Technology consulting                       1,476,257               --
                                                      ------------     ------------
                                                      $  4,293,128     $  2,280,489
                                                      ============     ============

     Net income (loss) from continuing operations:
             Education and placement                  $   (202,186)    $ (1,589,089)
             Technology consulting                         529,172               --
             Corporate                                  (1,707,442)      (1,532,540)
                                                      ------------     ------------
                                                      $ (1,380,456)    $ (3,122,029)
                                                      ============     ============

     Identifiable assets:
             Education and placement                  $    976,529     $  1,287,325
             Technology consulting                       1,568,062               --
             Corporate                                      30,683           69,183
                                                      ------------     ------------
                                                      $  2,575,274     $  1,356,508
                                                      ============     ============

     Depreciation and amortization:
             Education and placement                  $    308,000     $    278,611
             Technology consulting                         125,000               --
             Corporate                                       8,000            8,000
                                                      ------------     ------------
                                                      $    441,000     $    285,611
                                                      ============     ============

All interest expense and non-cash charges for options and stock compensation for fiscal 2000 and 1999 are corporate expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 16 - PRIOR PERIOD ADJUSTMENT
---------------------------------

The Company, after filing its Form 10-SB and during the comment period with the Securities and Exchange Commission, recorded additional expenses in fiscal 1999 and 1998 arising from differences in determination of fair value of common stock and beneficial conversion feature of debt to equity. A summary is as follows:

                                                                YEAR ENDED DECEMBER 31, 1999
                                                                -----------------------------
                                                                                   NET LOSS
                                                                  NET LOSS         PER SHARE
                                                                ------------     ------------
     Statement of Operations
     -----------------------
     As previously presented                                    $ (1,746,041)    $      (0.23)

     Adjustments:
         Beneficial conversion feature of debt to equity,
           recorded as interest expense                             (352,012)
         Amortization of debt issue cost as interest expense          (2,000)
         Additional expense recognized from sale of
           stock at less than fair value                             (93,600)
         Additional expense recognized from stock options
           granted to consultants                                   (641,375)
         Additional expense recognized from stocks
           issued for services at less than fair value              (287,001)
                                                                ------------

                Total adjustments                                 (1,375,988)           (0.19)
                                                                ------------     ------------

     As restated for adjustments, net of tax                    $ (3,122,029)    $      (0.42)
                                                                ============     ============

     Accumulated Deficit
     -------------------

     Accumulated deficit, beginning of year,
       as previously presented                                  $ (1,565,791)
     Net loss, as previously presented                            (1,746,041)
     Adjustments - 1998                                             (859,475)
                 - 1999                                           (1,375,988)
                                                                ------------

     Accumulated deficit, end of year, as restated              $ (5,547,295)
                                                                ============

--------------------------------------------------------------------------------

                                                               INETVISIONZ, INC.
                                       (FORMERLY KNOWN AS INETVISIONZ.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================

NOTE 17 - SUBSEQUENT EVENTS
---------------------------

In March 2001, the Company entered into an agreement with Laguna Pacific Partners, LLP ("Laguna"), a related party, in which the Company received $100,000. Per the agreement, the Company entered into a repayment plan in four installments through July 2001. Should the Company become delinquent in any payments, the Company will incur a penalty of $1,000 per day until the funds are collected. The loan is secured by substantially all of the Company's assets and guaranteed by one of the Company's significant shareholders. In addition, the President and the significant shareholder have pledged three million shares of their holdings in the Company to secure repayment. Laguna received 150,000 shares of Company common stock from another shareholder upon funding the agreement and will receive warrants to acquire 60,000 shares of Company common stock at $0.01 per share in lieu of interest. The value of the warrant is estimated at $10,800 and will be recorded as interest expense in fiscal 2001.

--------------------------------------------------------------------------------